Form 10-Q
period 2010-09-30
PEOPLESTRING CORP
filed 2010-11-12
CIK 1455819

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to              .

Commission File Number 333-163290

PEOPLESTRING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	90-0436540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

157 Broad Street, Suite 109, Red Bank, New Jersey 07701
(Address of principal executive offices) (Zip Code)

(732) 741-2840
(Registrant’s telephone number, including area code)

(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                           Accelerated filer ☐
Non-accelerated filer ☐                                                           Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of Common Stock outstanding at November 12, 2010:

Common Stock, par value $0.00001 per share	33,900,000
(Class)	(Number of Shares)

Index

PEOPLESTRING CORPORATION

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in the Registrant’s filings with the Securities and Exchange Commission  from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements.  The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

Index

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the amended Registration Statement on Form S-1 of PeopleString Corporation (“PeopleString” or the “Company”) as filed with the SEC on November 23, 2009, which was declared effective on September 17, 2010.

The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

PEOPLESTRING CORPORATION
BALANCE SHEETS
 (Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$533,624	$390,889
Accounts receivable - net of allowance of $3,370 and $650	141,566	57,421
Prepaid expenses and other current assets	1,132	687
Total current assets	$676,322	$448,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,886	$10,533
Accrued expenses	303,335	190,513
Total current liabilities	341,221	201,046

Stockholders' equity:
Common stock, $0.00001 par value - authorized 250,000,000 shares; issued and outstanding 33,900,000 and 33,900,000 shares, respectively	339	339
Additional paid in capital	585,626	585,626
Deficit	(250,864)	(338,014)
Total stockholders' equity	335,101	247,951
Total liabilities and stockholders' equity	$676,322	$448,997

See notes to unaudited financial statements.

Index

PEOPLESTRING CORPORATION
STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$865,325	$255,359	$1,968,345	$338,991
Operating expenses:
Cost of revenues	479,764	139,085	1,024,261	180,271
Research, development, sales, general and administrative	330,866	255,095	855,307	297,110
Total operating expenses	810,630	394,180	1,879,568	477,381
Income from operations	54,695	(138,821)	88,777	(138,390)
Other income:
Interest income	527	171	1,103	217
Earnings before provision for income taxes	55,222	(138,650)	89,880	(138,173)
Provision for income taxes	2,730	-	2,730	-
Net earnings	$52,492	$(138,650)	$87,150	$(138,173)
Net earnings per common share:
Basic and diluted	$0.00	$(0.00)	$0.00	$(0.01)
Weighted average common shares outstanding:
Basic and diluted	33,900,000	30,681,434	33,900,000	21,326,487

See notes to unaudited financial statements.

Index

PEOPLESTRING CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
 (Unaudited)

		Common Stock		Additional
		No. of		Paid-In
	Total	Shares	Amount	Capital	Deficit

Balance, January 2, 2009	$-	-	$-	$-	$-
Issuance of common stock (at $0.00005 per share)	500	10,000,000	100	400	-
Sale of common stock (at $0.00005 per share)	415	8,300,000	83	332	-
Issuance of common stock for services (valued at $0.001 per share)	1,450	1,450,000	14	1,436	-
Sale of common stock (at $0.001 per share)	3,000	3,000,000	30	2,970	-
Sale of common stock (at $0.03 per share)	182,100	6,900,000	69	182,031	-
Sale of common stock (at $0.05 per share)	23,500	470,000	5	23,495	-
Issuance of common stock for services (valued at $0.05 per share)	65,000	1,300,000	13	64,987	-
Sale of common stock (at $0.13 per share)	310,000	2,480,000	25	309,975	-
Net loss	(338,014)	-	-	-	(338,014)
Balance, December 31, 2009	247,951	33,900,000	339	585,626	(338,014)
Net earnings	87,150	-	-	-	87,150
Balance, September 30, 2010	$335,101	33,900,000	$339	$585,626	$(250,864)

See notes to unaudited financial statements.

Index

PEOPLESTRING CORPORATION
STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$87,150	$(138,173)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Non-cash stock-based compensation	-	66,450
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(84,145)	(18,551)
(Increase) in prepaid expenses and other current assets	(445)	(20,550)
Increase in accounts payable	27,353	7,594
Increase in accrued expenses	112,822	93,748
Net cash provided by (used in) operating activities	142,735	(9,482)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	209,515
Net cash from financing activities	-	209,515
Net change in cash and cash equivalents	142,735	200,033
Cash and cash equivalents - beginning of period	390,889	-
Cash and cash equivalents - end of period	$533,624	$200,033

Supplementary information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$2,730	$-
Non-cash transactions during the periods for:
Common stock issued for services	$-	$66,450

See notes to unaudited financial statements.

Index

PEOPLESTRING CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The balance sheet as of September 30, 2010, and the statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by PeopleString Corporation (“PeopleString” or the “Company”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the balance sheet as of December 31, 2009 was derived from audited financial statements.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

These Notes to Unaudited Financial Statements should be read in conjunction with the financial statements and related notes included in PeopleString’s financial statements for the period ended December 31, 2009.

ORGANIZATION

PeopleString was incorporated in the State of Delaware on January 2, 2009. The Company was formed to develop technology that would allow users of social networks to earn incentives through online and offline activities by the user and his or her network. In March 2009, PeopleString’s incentive-based social network was introduced to the market.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are summarized in Note 1 of the Company’s financial statements for the period ended December 31, 2009.  There were no significant changes to these accounting policies during the three and nine months ended September 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 2. EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the specified period. PeopleString does not have any contingent securities.

NOTE 3. FAIR VALUE MEASUREMENTS

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 - Observable inputs such as quoted market prices in active markets.

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

Index

PEOPLESTRING CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	Assets at Fair Value at Period End, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
September 30, 2010	$533,624	$533,624	$-	$-
December 31, 2009	$390,889	$390,889	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of September 30, 2010.

NOTE 4. INCOME TAXES

PeopleString applies the provisions of the FASB ASC 740, “Income Taxes” (ASC 740). A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of September 30, 2010 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as PeopleString may incur losses.

Components of deferred income tax assets are as follows:

September 30, 2010
Tax Effect
Deferred tax assets - current
Benefit due to loss carryforward	$87,802
Valuation allowance	(87,802)
$-

The Company will file income tax returns in all jurisdictions in which it has reason to believe it is subject to tax. The Company is subject to examination by various taxing jurisdictions. To date, there have been no examinations. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction’s laws or regulations. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of business of a global business, the ultimate tax outcome is uncertain for many transactions. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.

NOTE 5. ACCRUED EXPENSES

PeopleString is an incentive based social network, where users earn money based on their online and offline activities. PeopleString makes payments twice a month to premium users who have an earned balance of at least $25 and have been active users in the past 90 days, and once a month to free users who have an earned balance of at least $25 and have been active users in the past 30 days. Network earnings are monitored by PeopleString’s management. For the three months ended September 30, 2010 and 2009, PeopleString made payments totaling $436,655 and $66,661, respectively. For the nine months ended September 30, 2010 and 2009, PeopleString made payments totaling $788,936 and $87,755, respectively. In addition, for active users, PeopleString accrues amounts earned, but not yet paid. Accrued expenses at September 30, 2010 were $296,764 for network earnings. Other accrued expenses at September 30, 2010 were primarily for general expenses and audit fees.

NOTE 6. COMMON STOCK

On January 2, 2009, PeopleString was incorporated in the state of Delaware. Under PeopleString’s amended Certificate of Incorporation, the number of shares of common stock PeopleString is authorized to issue is 250,000,000 shares of common stock, par value $0.00001 per share.

Index

PEOPLESTRING CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

In January 2009, the month of PeopleString’s formation, PeopleString issued 10,000,000 shares of its common stock to BigString Corporation (“BigString”) at a per share purchase price of $0.00005.

Also in January 2009, PeopleString offered to issue 8,300,000 shares of its common stock to its founders at a per share purchase price of $0.00005. In April 2009, PeopleString received $415 and issued 8,300,000 shares of its common stock.

In February 2009, PeopleString offered to issue 3,000,000 shares of its common stock to a strategic shareholder at a per share purchase price of $0.001. In April 2009, the offer was accepted. PeopleString issued 3,000,000 shares of its common stock. The resulting subscription receivable of $3,000 was received in July 2009.

In April 2009, PeopleString issued 1,450,000 shares of its common stock, valued at $0.001 per share, in consideration for consulting services provided by four marketing consultants. The services included marketing advice and survey design. PeopleString recorded consulting expense of $1,450 in connection with the issuance of these shares. Fair market value was based on the most recent prior private placement per share purchase price.

In June 2009, PeopleString initiated a private placement of securities to sell 6,900,000 shares of its common stock at a per share purchase price of $0.03. PeopleString received $150,000 in gross proceeds in June 2009 and issued 5,683,690 shares of its common stock in June 2009. PeopleString received $32,100 in gross proceeds in July 2009 and issued 1,216,310 shares of its common stock in July 2009.

Also in June 2009, PeopleString initiated a private placement of securities to sell shares of its common stock at a per share purchase price of $0.05. PeopleString received deposits on its common stock of $23,500 in gross proceeds in June 2009 and then issued 470,000 shares of its common stock in July 2009.

In August 2009, PeopleString issued 1,300,000 shares of its common stock, valued at $0.05 per share, in consideration for sales and legal services provided by two vendors. PeopleString recorded expense of $65,000 in connection with the issuance of these shares. Fair market value was based on the most recent prior private placement per share purchase price.

In October 2009, PeopleString issued 2,480,000 shares of its common stock at a per share purchase price of $0.13 and received $310,000 in gross proceeds.

NOTE 7. SHARE-BASED COMPENSATION

Equity Incentive Plan:

At the 2009 annual meeting of stockholders of PeopleString, the PeopleString Corporation 2009 Equity Incentive Plan (the “Equity Incentive Plan”) was adopted and approved by a majority of PeopleString’s stockholders. Under the Equity Incentive Plan, incentive and nonqualified stock options and rights to purchase PeopleString’s common stock may be granted to eligible participants. Options granted under the Equity Incentive Plan are generally priced to be at least 100% of the fair market value of PeopleString’s common stock at the date of the grant. Options granted under the Equity Incentive Plan are generally granted for a term of five or ten years. Options granted under the Equity Incentive Plan generally vest between one and five years.

For the three and nine months ended September 30, 2010 and 2009, PeopleString did not grant stock options.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases:

PeopleString shares office space with BigString and made payments to BigString for the shared office space. Beginning June 1, 2010, PeopleString paid for its shared office space directly to BigString’s landlord. PeopleString leases a secondary office and hosting facilities which requires PeopleString to pay for executor costs (such as maintenance). Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2010	$7,299
2011	18,257
$25,556

Index

PEOPLESTRING CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Excluding shared services, rental expenses were $6,252 and $0 for the three months ended September 30, 2010 and 2009, respectively, and $15,319 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

Excluding shared services and a licensing fee to BigString, computer co-location, power and Internet access expenses were $12,614 and $0 for the three months ended September 30, 2010 and 2009, respectively, and $37,308 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

Other Commitments:

In the ordinary course of business, PeopleString may provide indemnifications to customers, vendors, lessors, marketing affiliates, directors, officers and other parties with respect to certain matters. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and unique circumstances involved in each agreement. To date, PeopleString has not incurred material costs as a result of obligation under these agreements and has not accrued any liabilities related to such agreements.

As of September 30, 2010, PeopleString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. PeopleString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

NOTE 9. RELATED PARTY TRANSACTIONS

Technology License and Shared Services Agreement:

On April 2, 2009, PeopleString entered into a verbal agreement with BigString, a related party, to license BigString’s messaging technology and share the cost of certain common services. At September 30, 2010, BigString was a significant, non-majority stockholder of PeopleString’s common stock. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Under the agreement, BigString provides messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charges PeopleString fees that are higher in aggregate than BigString charges other third parties for outsourced messaging services. Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company; PeopleString’s management makes this estimate with a moderate amount of discretion. Payments are due quarterly.

At January 1, 2010, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses. At April 1, 2010, the shared services included miscellaneous general and administrative expenses. For the three months ended September 30, 2010 and 2009, the amount incurred by PeopleString for the shared expense was $(10,455) and $93,063, respectively. For the nine months ended September 30, 2010 and 2009, the amount incurred by PeopleString for the shared expense was $15,899 and $99,171, respectively. PeopleString’s management determined, in their sole discretion, based on their subjective estimate of the amount of time devoted to each company, the amount incurred and paid for the shared services that is allocated to PeopleString. For the three months ended September 30, 2010 and 2009, the amount incurred by PeopleString for the licensing was $10,500 and $15,000, respectively. For the nine months ended September 30, 2010 and 2009, the amount incurred by PeopleString for the licensing was $31,500 and $18,000, respectively.

On August 3, 2009, PeopleString entered into a verbal agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of PeopleString, and his wife own 100%, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly. The Company views the relationship as a related party transaction. Payments are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. Expenses for the three months ended September 30, 2010 and 2009 were $9,856 and $12,000, respectively. Expenses for the nine months ended September 30, 2010 and 2009 were $49,758 and $12,000, respectively.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about PeopleString Corporation’s (“PeopleString” or the “Company”) financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009.  This information should be read in conjunction with PeopleString’s unaudited financial statements for the three and nine months ended September 30, 2010 and 2009, including the related notes thereto, which are included on pages 1 through 9 of this report. These unaudited financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2009 and notes thereto contained in the Company’s amended Registration Statement on Form S-1 as filed with the SEC on November 23, 2009, which was declared effective on September 17, 2010. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Background

PeopleString was incorporated in the State of Delaware on January 2, 2009. The Company was formed to develop technology that would allow users of social networks to earn incentives through online and offline activities by the user and his or her network. In March 2009, PeopleString’s incentive-based social network was introduced to the market. PeopleString began as a wholly-owned subsidiary of BigString Corporation (“BigString”), a public company, but as of October 31, 2009, BigString owned approximately 29% of PeopleString’s outstanding common stock.

Overview

PeopleString is a technology firm with a global client base, that has created an incentive-based social network that allows users to aggregate and share the revenue generated from their online communication and social networking through its website located at www.peoplestring.com. Revenues are generated through the use of email, instant messaging, Internet searches, watching videos, shopping and our proprietary opt-in direct mail program.

The PeopleString Social Network allows individuals, entrepreneurs and small businesses to manage and aggregate their personal, business and social communications into one user-friendly online dashboard. PeopleString provides the tools necessary to manage and streamline social networking into an easy-to-use command center with useful features.

Our multi-tiered affiliate program drives the growth of our business. Rather than using traditional advertising and marketing methods, we chose to create a multi-tiered affiliate program to develop new customers. Once a user is referred and signed up, they are part of the multi-tiered affiliate program. Every time the user earns money, whether it be by viewing an ad, performing an Internet search, shopping through our Web site, receiving a piece of direct mail or using one of our premium services, the initial user that referred the new user will earn money, as well as those in the tiered affiliate program above them for five levels. Pursuant to this program, we share revenue generated from advertising and marketing affiliations with the “active users” of our services, which are defined as those users who are registered users and have logged onto their account within 30 days (90 days for premium users) of the date that the revenue is shared with users. “Active users” consist of both paying (e.g., Premium) and non-paying users of our services.

Up to seventy percent of the revenue generated from advertising and marketing affiliations will be distributed to the “active users” in amounts that will be determined by PeopleString and based on the registered users’ status (e.g., Free or Premium), and up to twenty percent of such revenue will be distributed as referral fees to those users who participated in the referral of the source of the advertising revenue.

Free account users earn 5% of their direct referrals, plus 2% of levels 2-6 beneath them. The Free Account also allows users basic use of PeopleString’s entrepreneur’s communication platform, including social networking, email, messaging, video mail, photo albums, personal blogs and cash-back shopping. A free account remains active as long as the user log’s into the Web site at least once every 30 days. Payments are made to free account users every thirty days when they have accrued $25 in earnings in their account

Entrepreneur account users earn 20% of their direct referrals, plus 6% of levels 2-6 beneath them. The Entrepreneur account also allows for full use of PeopleString’s entrepreneur’s communication platform, including Web page development, social networking, email, messaging, video mail, photo albums, personal blogs and cash-back shopping. An entrepreneur account remains active as long as the user log’s into the Web site at least once every 90 days. Payments are made to entrepreneur account users every 15 days when they have accrued $25 in earnings in their account.

In order for us to grow our business and increase our revenue, it is critical for us to attract and retain new users. For us to increase our revenue, we need to establish a large customer base. A large customer base of our free services provides us with more opportunities to sell our premium services, which could result in increased revenue.  In addition, a large customer base may allow us to increase our advertising rates and attract other Internet based advertising and marketing firms to advertise and form marketing affiliations with us, which could result in increased advertising and product fee revenues.

Index

Certain criteria we review to measure our performance is set forth below:

• the number of first time users of our social network;

• the number of repeated users of our social network;

• the number of free users;

• the number of paid users; and

• the number of referrals by each of our users.

Critical Accounting Policies

PeopleString’s discussion and analysis of financial condition and results of operations are based upon PeopleString’s unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires PeopleString to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, PeopleString evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. PeopleString bases its estimates on historical expenses and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

PeopleString believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition.  PeopleString derives revenue from online services, electronic commerce, advertising and data network services. PeopleString also derives revenue from marketing affiliations. PeopleString recognizes revenue in accordance with the guidance contained in the ASC 605, “Revenue Recognition.”

Consistent with the provisions of ASC 605-45-05, PeopleString generally recognizes revenue associated with its advertising and marketing affiliation programs on a gross basis due primarily to the following factors: PeopleString is the primary obligor; has general inventory risk; has latitude in establishing prices; has discretion in supplier selection; performs part of the service; and determines specifications.

Consistent with ASC 605-50-15, PeopleString accounts for cash considerations given to customers, for which it does not receive a separately identifiable benefit or cannot reasonably estimate fair value, as a reduction of revenue rather than an expense. Accordingly, any corresponding distributions to customers are recorded as a reduction of gross revenue.

PeopleString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay.

Stock-Based Compensation. PeopleString accounts for stock-based compensation under ASC 718, “Compensation-Stock Compensation” (“ASC 718”). The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under ASC 718.

PeopleString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants. PeopleString issues shares of its common stock, warrants to purchase common stock and non-qualified stock options to non-employees as stock-based compensation.  PeopleString accounts for the services using the fair market value of the consideration issued.

Research and Development.  PeopleString accounts for research and development costs in accordance with accounting pronouncements, including ASC 730, “Research and Development” and ASC 985, “Software.”  PeopleString has determined that technological feasibility for its software products is reached shortly before the products are released. Research and development costs incurred between the establishment of technological feasibility and product release have not been material and have accordingly been expensed when incurred.

Evaluation of Long-Lived Assets.  PeopleString reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. In accordance with the guidance provided in ASC 360-15-35, “Impairment or Disposal of Long-Lived Assets,” if the carrying value of the long-lived asset exceeds the estimated future undiscounted cash flows to be generated by such asset, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Index

Intangibles.  ASC 350, “Goodwill and Other,” specifies the financial accounting and reporting for acquired goodwill and other indefinite life intangible assets. Goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually.

Accounting for Derivatives.  PeopleString evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815-15-10, “Hedging and Derivatives-Embedded Derivatives” and related interpretations including ASC 815-40-05, “Hedging and Derivatives-Contracts in Entity’s Own Equity.”

Recent Accounting Pronouncements.  PeopleString’s significant accounting policies are summarized in Note 1 of PeopleString’s financial statements for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the three and nine months ended September 30, 2010 and PeopleString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Results of Operations

For the Three and Nine Months Ended September 30, 2010 and 2009

Net Earnings (Loss).  For the three months ended September 30, 2010, net earnings were $52,492, as compared to a net loss of $138,650 for the three months ended September 30, 2009. The $191,142 increase in net earnings was primarily attributable to a $609,966 increase in revenues.

For the nine months ended September 30, 2010, net earnings were $87,150, as compared to a net loss of $138,173 for the nine months ended September 30, 2009. The $225,323 increase in net earnings was primarily attributable to a $1,629,354 increase in revenues.

Revenues. For the three months ended September 30, 2010, revenues were $865,325, a $609,966 increase from revenues of $255,359 earned in the three months ended September 30, 2009.

For the nine months ended September 30, 2010, revenues were $1,968,345, a $1,629,354 increase from revenues of $338,991 earned in the nine months ended September 30, 2009.

Operating Expenses.  For the three months ended September 30, 2010, operating expenses were $810,630, a $416,450 increase from operating expenses of $394,180 incurred in the three months ended September 30, 2009.

•
Cost of revenues: Cost of revenues for the three months ended September 30, 2010 were $479,764, as compared to $139,085 for the same prior year period.  The $340,679 increase in cost was primarily attributable to increased network payments to users.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the three months ended September 30, 2010 were $330,866, as compared to $255,095 for the same prior year period.  The $75,771 increase in expense was primarily attributable to increased compensation and associated overhead expenses.

For the nine months ended September 30, 2010, operating expenses were $1,879,568, a $1,402,187 increase from operating expenses of $477,381 incurred in the nine months ended September 30, 2009.

•
Cost of revenues: Cost of revenues for the nine months ended September 30, 2010 were $1,024,261 as compared to $180,271 for the same prior year period.  The $843,990 increase in cost was primarily attributable to increased network payments to users.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the nine months ended September 30, 2010 were $855,307, as compared to $297,110 for the same prior year period.  The $558,197 increase in expense was primarily attributable to increased compensation and associated overhead expenses, hosting and professional fees.

Other Income.  For the three months ended September 30, 2010, other income was $527, a $356 increase over other income of $171 in the three months ended September 30, 2009.  The increase was primarily attributable to higher cash balances.

For the nine months ended September 30, 2010, other income was $1,103, a $886 increase over other income of $217 in the nine months ended September 30, 2009. The increase was primarily attributable to higher cash balances.

Income Taxes.  For the three and nine months ended September 30, 2010 and 2009, PeopleString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

Index

•
At December 31, 2009, PeopleString had available net operating loss carry forwards of approximately $335 thousand for federal and state income tax reporting purposes which expire in various years through 2029. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such, PeopleString may be restricted in using its net operating loss and research credit carry forwards to offset future federal income tax expense.

Liquidity and Capital Resources

PeopleString’s cash flow from operations has exceeded its operating and capital requirements while PeopleString has been building its business.  Since inception through September 30, 2010, PeopleString has generated $14,109 from operating and investing activities. PeopleString has also received $519,515 of investments from PeopleString’s stockholders. For the nine months ended September 30, 2010, PeopleString generated $142,735 from operating and investing activities, an increase of $152,217 from the amount expended during the nine months ended September 30, 2009.

PeopleString’s cash balance as of September 30, 2010 was $533,624, which was an increase of $142,735 from the cash balance of $390,889 as of December 31, 2009.  This increase to the cash balance was primarily attributable to increased net earnings, accounts payable and accrued expenses, partially offset by increased receivables and other assets.

Management believes PeopleString’s current cash balance of $526,570 at November 3, 2010 is sufficient to fund the minimum level of operations for the next twelve months.

We may seek additional equity financing and/or debt financing.  It is also possible that we will seek to borrow money from traditional lending institutions, such as banks.

We expect to continue development of our offerings. We also expect sales, marketing and advertising expenses and cost of revenues to increase as we promote and grow our products and services.  However, if our revenue and cash balance are insufficient to fund our operations, we will seek additional funds.  There can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us.  Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts and could cause us to seek bankruptcy protection. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

Our current officers and directors have not, as of the date of this filing, loaned any funds to PeopleString. There are no formal commitments or arrangements to advance or loan funds to PeopleString or repay any such advances or loans.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PeopleString is a smaller reporting company and is therefore not required to provide this information.

Item 4.   Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

PeopleString is not a party to, and none of its property is the subject of, any pending legal proceedings. To PeopleString’s knowledge, no governmental authority is contemplating any such proceedings.

Item 1A.     Risk Factors

PeopleString is a smaller reporting company and is therefore not required to provide this information.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       (Removed and Reserved.)

Item 5.       Other Information

None.

Item 6.        Exhibits

See Index of Exhibits commencing on page E-1.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PeopleString Corporation
Registrant

Dated: November 12, 2010	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2010	/s/ Robert S. DeMeulemeester
Robert S. DeMeulemeester
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Certificate of Incorporation of PeopleString, placed into effect on January 2, 2009, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-163290) filed with the SEC on November 23, 2009.

3.2	Amended and Restated By-laws of PeopleString, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-163290) filed with the SEC on November 23, 2009.

10.1
PeopleString Corporation 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A (Registration No. 333-163290) filed with the SEC on January 10, 2010.

10.2	PeopleString Corporation 2009 Amended Equity Incentive Plan.

16.1
Letter From Former Accountant regarding Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, incorporated by reference to Exhibit 16.1 to the Registration Statement on Form S-1/A (Registration No. 333-163290) filed with the SEC on July 2, 2010.

16.1.1
Updated Letter From Former Accountant regarding Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, incorporated by reference to Exhibit 16.1 to the Registration Statement on Form S-1/A (Registration No. 333-163290) filed with the SEC on August 23, 2010.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

E-1