Form 10-K
period 2010-12-31
PEOPLESTRING CORP
filed 2011-03-31
CIK 1455819

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.00001
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2010, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the most recent prior private placement per share purchase price) was $2,050,000.

At March 31, 2011, there were 34,618,500 shares of the Registrant’s common stock outstanding.

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements in this Annual Report on Form 10-K, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements.  The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Annual Report on Form 10-K.

Index

PEOPLESTRING CORPORATION

Index

PART I

Item 1.   Business

Background

PeopleString Corporation (“PeopleString” or the “Company”) was incorporated in the State of Delaware on January 2, 2009. The Company was formed to develop technology that would allow users of social networks to earn incentives through online and offline activities by the user and his or her network. In March 2009, PeopleString’s incentive-based social network was introduced to the market.

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. At December 31, 2010, PeopleString owned more than 50% of RewardString’s outstanding common stock.

RewardString is currently PeopleString’s only subsidiary.

Overview

PeopleString began as a technology firm, that created an incentive-based social network which allows users to aggregate and share the revenue generated from their online activities, communication and social networking through its website located at www.PeopleString.com. The company developed an “InstaPortal” technology which helps users design slices of Internet sites they wish to capture and have those slices appear in a convenient, home page. PeopleString has also developed a service, PeopleDeals & Marketplace Platform, which enables local merchants to utilize social media as part of their marketing operations.

Business Strategy, Products and Services

The PeopleString Social Network allows individuals, entrepreneurs and small businesses to manage and aggregate their personal, business and social communications into one user-friendly online dashboard. PeopleString provides the tools necessary to manage and streamline social networking into an easy-to-use command center with useful features. Revenues are generated through the use of email, Internet searches, watching videos, shopping rewards programs and our proprietary, opt-in direct mail program.

The multi-tiered affiliate program has significantly helped increase membership and revenues in our business. Rather than using traditional advertising and marketing methods, we chose to create a multi-tiered affiliate program to develop new customers. Once a user is referred and signed up, they are part of the multi-tiered affiliate program. Every time the user earns money, whether it be by viewing an ad, performing an Internet search, shopping through our Web site, receiving a piece of direct mail or using one of our premium services, the initial user that referred the new user will earn money, as well as those in the tiered affiliate program above them for five levels. Pursuant to this program, we share revenue generated from advertising and marketing affiliations with the “active users” of our services, which are defined as those users who are registered users and have logged onto their account within 90 days of the date that the revenue is shared with users. “Active users” consist of both paying (e.g., Premium) and non-paying users of our services.

In January 2011, we introduced an InstaPortal technology that allows users to view continuously updating slices of their favorite websites on their PeopleString homepage. Increased ‘stickiness’ on the PeopleString website may lead to increased traffic, page views and advertising, affiliate and product/services revenue.

The PeopleDeals & Marketplace Platform was developed to allow local merchants to utilize new social marketing tools to promote the merchants’ business. Merchants create unique social applications, attract and retain customers and leverage their social connections. Merchants can leverage their social connections through PeopleString, email and other social networks, such as Facebook and Twitter, to reach potential customers with special offers.

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

Promotion

We promote our service and products primarily through word of mouth by our members to potential members. We augment this viral marketing with tools that our members can leverage to help recruit additional members, including hosted landing pages and collateral. We also allow ‘up-line’ members to volunteer to lead webinars where they can work more closely with potential members.

While we have not advertised to date, we may initiate branding and/or direct response campaigns in the future, including messaging and email tag lines, organic search, paid search, banners, blogs, social networks, video and other viral tactics, multimedia, print, and radio as well as through alliances with marketing affiliates.

Our promotions may also include partnerships, hosting, private label, co-branded solutions and software as a service (“SaaS”). Web publishers and content sites may offer our services to their existing registered member base as well as all future members that register. Web publishers and content sites are responsible for marketing. PeopleString receives advertising revenue associated with these marketing affiliations and may also receive premium fees when registered members upgrade service.  In conjunction with contracts to provide services to marketing affiliates, PeopleString may be obligated to make payments, which may represent a portion of revenue, to its marketing affiliates.

Market Affiliations

We enter into market affiliations with other Internet companies regarding advertisements and other marketing promotions which can be accessed through our website. Through these marketing affiliations, advertisements, such as banner ads, are posted on our website and may be accessed by our users.  In addition, advertising websites may be accessed directly through our website.  Our marketing affiliates are obligated to pay us a portion of the revenue they receive from advertisers as compensation for PeopleString’s sale of promotional space on our website.

We generate revenue when our users access the advertisements or advertising websites and purchase products and services.  In addition, we generate revenue based on the number of our users accessing advertisements and advertisers’ websites. We also generate revenue based upon the number of impressions per advertisement.

Protection of Proprietary Rights

We rely on a combination of U.S. and foreign patent, copyright, trademark and trade secret laws to establish and protect our proprietary rights. In particular, we rely upon our patent application for Method and Apparatus for Web Page Glancing, Serial No. 12/943,760 (“InstaPortal”); a confidential patent application; our service mark application for the word “PeopleString,” Serial No. 85/238,154; and the protection of our proprietary information afforded by the Lanham Act of 1946, 15 U.S.C. §§ 1051-1127; the Economic Espionage Act of 1996, 18 U.S.C. §1832; the Uniform Trade Secrets Act; as well as by common-law.  If issued by the United States Patent and Trademark Office, the patents will expire 20 years following the date our patent applications were filed, including November 10, 2030 for Method and Apparatus for Web Page Glancing.  Our service marks will not expire provided that we continue to make routine filings to keep it current with the United States Patent and Trademark Office.

Under the U.S. patent laws, our rights to the intellectual property which is the subject of our patent and patent application may not be infringed upon by a third party.  We may assert rights and provisional rights as to the intellectual property covered by the patent and patent application, respectively.  PeopleString may obtain a reasonable royalty from a third party that infringes on a claim, provided actual notice is given to the third party by PeopleString and with respect to the patent application, that a patent issues from the application with a substantially identical claim.

Index

Market

PeopleString members are Internet users who seek to utilize the Internet as their source for social networking, news, entertainment, shopping and marketing to other Internet users. Generally, our products and services can be readily accessed through the Internet and thus from virtually anywhere the Internet is accessible. Internet users can access PeopleString’s English language site, http://www.PeopleString.com, on a global basis, 24 hours a day. For the year ended December 31, 2010, PeopleString visitors accessed www.PeopleString.com from 215 countries/territories.

Competition

We have existing competitors for our businesses that have greater financial, personnel and other resources, longer operating histories, more technological expertise, more recognizable names and more established relationships in industries that we currently serve or may serve in the future.  Increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins, which could harm our business, operating results, financial condition and future prospects.  Many of these firms are well established, have reputations for success and have significantly greater financial, marketing, distribution, personnel, and other resources than us.  Further, we may experience price competition, and this competition may adversely affect our financial condition and results of operations or adversely affect our revenues and profitability.

The markets for our services are highly competitive.  With limited barriers to entry, we believe the competitive landscape will continue to increase both from new entrants to the market as well as from existing players.  We remain focused on delivering better, more advanced and innovative services than our competitors.

Employees

We currently have nine employees, a portion of which also share their time and expenses with BigString Corporation (“BigString”). At December 31, 2010, we had seven employees. We believe that our relationship with our employees is satisfactory.  We have not suffered any labor problems since our inception.

Robert S. DeMeulemeester, Adam M. Kotkin and Darin M. Myman are key executives and members of the board of directors of PeopleString. Mr. DeMeulemeester, Mr. Kotkin and Mr. Myman are also directors of BigString and Mr. DeMeulemeester and Mr. Myman are also key executives of BigString.

Government Regulation

We do not currently face direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses.

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted in the U.S. and abroad with particular applicability to the Internet.  It is possible that governments will enact legislation that may be applicable to us in areas including network security, encryption, data and privacy protection, electronic authentication or “digital” signatures, access charges and retransmission activities.  Moreover, the applicability to the Internet of existing laws governing issues including property ownership, content, taxation, defamation and personal privacy is uncertain.

The majority of laws that currently regulate the Internet were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.  Any export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure.  Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Violations of local laws may be alleged or charged by state or foreign governments, and we may unintentionally violate local laws.  Local laws may be modified, or new laws enacted, in the future.  Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

Item 1A. Risk Factors

PeopleString is a smaller reporting company and is therefore not required to provide this information.

Index

Item 1B. Unresolved Staff Comments

None.

Item 2.   Properties

PeopleString shares approximately 1,426 square feet of office space office space at 157 Broad Street, Suite 109, Red Bank, New Jersey 07701 with BigString and made payments to BigString for the shared office space. Beginning June 1, 2010, PeopleString paid for its shared office space directly to BigString’s landlord; the current occupancy rate is $2,300 per month. PeopleString leases a secondary office and hosting facilities which requires PeopleString to pay for executor costs (such as maintenance). While we believe that the offices are adequate to meet our current requirements, we continue to evaluate facility needs and requirements for the future.

Item 3.   Legal Proceedings

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 4.   (Removed and Reserved)

Index

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock commenced quotation on the NASDAQ OTC Bulletin Board under the trading symbol “PLPE” on January 25, 2011. The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  As of March 31, 2011, we had over five market makers for our common stock, including:  Archipelago Trading Services, Inc., Buckman, Buckman & Reid, Inc., Delaney Equity Group, Hudson Securities, Inc. and Puma Capital, LLC.

As of March 31, 2011, the approximate number of registered holders of our common stock was 69. As of March 31, 2011, the number of outstanding shares of our common stock was 34,618,500, and there were 15,424,500 shares of common stock subject to outstanding stock options. As of March 31, 2011, the Equity Incentive Plan had not been registered with the SEC.

Dividends

No dividends were declared on PeopleString’s common stock in the years ended December 31, 2010 and 2009, and it is anticipated that cash dividends will not be declared on PeopleString’s common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Details of Issuance of Shares of Our Common Stock

No shares of PeopleString’s common stock were issued in the year ended December 31, 2010.

2009 Amended Equity Incentive Plan

Pursuant to the 2009 Equity Incentive Plan, which was approved by the stockholders of PeopleString at its 2009 annual meeting of stockholders, and amended and approved by the stockholders of PeopleString in 2010, the 2009 Amended Equity Incentive Plan (the “Equity Incentive Plan”), options to purchase up to 20,000,000 shares of Common Stock may be granted to employees, officers, directors, agents and consultants of PeopleString who are in a position to make significant contributions to the success of PeopleString. As of December 31, 2010, no awards had been made under the Equity Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010, no awards had been made under the Equity Incentive Plan. The number of stock options outstanding under the Equity Incentive Plan, the weighted-average exercise price of outstanding stock options, and the number of securities remaining available for issuance as of December 31, 2010 were as follows:

2010 EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	---	(2)	$	---	20,000,000
Equity compensation plans not approved by security holders	---	(3)	$	---	---
Total	---		$	---	20,000,000

Index

________________________________

(1)	PeopleString currently has no equity compensation plan other than the Equity Incentive Plan described herein.
(2)	Represents options to purchase Common Stock outstanding at December 31, 2010 issued under the Equity Incentive Plan. See discussion above for additional information.
(3)	Includes options, warrants and rights to purchase shares of Common Stock not approved by security holders which were issued and outstanding as of December 31, 2010.

Equity Compensation Arrangements Not Approved by Stockholders

As of December 31, 2010, PeopleString had not awarded any equity compensation arrangements not approved by stockholders.

Item 6.  Selected Financial Data

PeopleString is a smaller reporting company and is therefore not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is intended to provide information about PeopleString’s financial condition and results of operations for the years ended December 31, 2010 and 2009.  This information should be read in conjunction with PeopleString’s audited consolidated financial statements for the years ended December 31, 2010 and 2009, including the related notes thereto, which begin on page F-2 of this report.

Background

PeopleString Corporation (“PeopleString” or the “Company”) was incorporated in the State of Delaware on January 2, 2009. The Company was formed to develop technology that would allow users of social networks to earn incentives through online and offline activities by the user and his or her network. In March 2009, PeopleString’s incentive-based social network was introduced to the market.

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. At December 31, 2010, PeopleString owned more than 50% of RewardString’s outstanding common stock.

RewardString is currently PeopleString’s only subsidiary.

Overview

PeopleString began as a technology firm, that created an incentive-based social network which allows users to aggregate and share the revenue generated from their online activities, communication and social networking through its website located at www.PeopleString.com. The company developed an “InstaPortal” technology which helps users design slices of Internet sites they wish to capture and have those slices appear in a convenient, home page. PeopleString has also developed a service, PeopleDeals & Marketplace Platform, which enables local merchants to utilize social media as part of their marketing operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon PeopleString’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires PeopleString to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, PeopleString evaluates its estimates, including but not limited to those related to such items as costs to complete performance contracts, income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances. PeopleString bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

Index

PeopleString believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition.  PeopleString derives revenue from online services, electronic commerce, advertising and data network services. PeopleString also derives revenue from marketing affiliations. PeopleString recognizes revenue in accordance with the guidance contained in the Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”

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

PeopleString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, officers, directors and other eligible participants. PeopleString issues shares of its common stock, warrants to purchase common stock and non-qualified stock options to non-employees as stock-based compensation.  PeopleString accounts for the services using the fair market value of the consideration issued.

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

Recent Accounting Pronouncements.  PeopleString’s significant accounting policies are summarized in Note 1 of PeopleString’s consolidated financial statements for the years ended December 31, 2010 and 2009.  There were no significant changes to these accounting policies during the years ended December 31, 2010 and 2009 and PeopleString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Results of Operations

For the Years Ended December 31, 2010 and 2009

Net Earnings (loss).  For the year ended December 31, 2010, net earnings were $52,644, as compared to a net loss of $338,014 for the year ended December 31, 2009. The $390,658 increase in net earnings was primarily attributable to an increase in revenues of $1,910,530, partially offset by increased operating expenses of $1,520,278.

Revenues.  For the year ended December 31, 2010, revenues were $2,652,418, a $1,910,530 increase over revenues of $741,888 earned in the year ended December 31, 2009.  Of the revenues generated for the year ended December 31, 2010, $1,775,848 was generated from product and service fees and $876,570 was generated from advertisers and affiliates, as compared to $629,744 from product and service fees and $112,144 from advertisers and affiliates for the year ended December 31, 2009.

Index

•
The 182% increase in product and service fees for the year ended December 31, 2010 over the same prior year period was primarily due to new customers registering for premium services and upgrades to premium services by existing members.

•
Advertising and affiliate revenues are paid based on a mix of impressions, clicks and actions. The 682% increase in advertising and affiliate fees for the year ended December 31, 2010 over the same prior year period was primarily due to higher traffic driven by a higher number of users and greater amount of time spent on PeopleString’s site by its members.

Operating Expenses.  For the year ended December 31, 2010, operating expenses were $2,600,805, a $1,520,278 increase from operating expenses of $1,080,527 incurred in the year ended December 31, 2009.

•
Cost of revenues: Cost of revenues for the year ended December 31, 2010 were $1,434,580, as compared to $465,694 for the prior year.  The $968,886 increase in cost was primarily attributable to increased network payments associated with increased revenues. Gross margins expanded to 46% from 37% primarily due to the revenue mix, which included a decrease in product sales and increase in advertising and affiliate revenues.

•
Research, development, sales, general and administrative: Expenses for the year ended December 31, 2010 were $1,166,225, as compared to $614,833 for the prior year.  The $551,392 increase in expenses was primarily attributable to increased hosting, professional, staffing and associated overhead expenses.

Other income.  For the year ended December 31, 2010, other income was $1,031, a $406 increase over other income of $625 received in the year ended December 31, 2009.

•	Interest income: Interest income for the year ended December 31, 2010 was $1,531, as compared to $625 for the prior year. The $906 increase in income was primarily due to an increase in cash balances.

•	Other income: Other income for the year ended December 31, 2010 included a loss on investment of $500, as compared to $0 for the prior year.

Income Taxes.  For the year ended December 31, 2010 and 2009, PeopleString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

•
At December 31, 2010, PeopleString had available net operating loss carry forwards of approximately $0.3 million for federal and state income tax reporting purposes which expire in various years through 2030. The principal items giving rise to deferred taxes are timing differences between book and tax assets, other expenditures and a net operating loss carryforward. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such, PeopleString may be restricted in using its net operating loss and research credit carry forwards to offset future federal income tax expense.

Liquidity and Capital Resources

PeopleString’s operating and capital requirements have exceeded its cash flow from operations while PeopleString has been building its business.  Since inception through December 31, 2010, PeopleString has used $69,622 in operating and investing activities. PeopleString has also received $519,515 of investments from PeopleString’s stockholders.

PeopleString’s cash balance as of December 31, 2010 was $449,893, which was an increase of $59,004 from the cash balance of $390,889 as of December 31, 2009. This increase to the cash balance was primarily attributable to increased net earnings, accounts payable and accrued expenses, partially offset by increased receivables.

Management believes PeopleString’s current cash balance of $313,260 at March 30, 2011 is sufficient to fund the minimum level of operations for the next twelve months.

PeopleString may seek additional equity financing and/or debt financing.  It is also possible that PeopleString will seek to borrow money from traditional lending institutions, such as banks.

Index

PeopleString expects to continue development of its offerings. PeopleString also expect sales, marketing and advertising expenses and cost of revenues to increase as it promotes and grows its products and services. However, if PeopleString’s revenue and cash balance are insufficient to fund its operations, it will seek additional funds. There can be no assurance that such funds will be available to PeopleString or that adequate funds for its operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to PeopleString. PeopleString’s failure to obtain adequate additional financing may require it to delay or curtail some or all of its business efforts and could cause PeopleString to seek bankruptcy protection. Any additional equity financing may involve substantial dilution to PeopleString’s then-existing stockholders.

PeopleString’s current officers and directors have not, as of the date of this filing, loaned any funds to PeopleString. There are no formal commitments or arrangements to advance or loan funds to PeopleString or repay any such advances or loans.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

PeopleString is a smaller reporting company and is therefore not required to provide this information.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of PeopleString called for by this item are submitted under a separate section of this report.  Reference is made to the Index of Financial Statements contained on page F-1 herein.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial  Disclosure

None.

Item 9A.  Controls and Procedures

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

(c) Management’s report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate control over financial reporting for PeopleString.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal controls over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of PeopleString; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of PeopleString are being made only in accordance with authorizations of management and directors of PeopleString; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of PeopleString’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of PeopleString’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Index
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Number of Directors. Our board of directors currently consists of three individuals. Our Amended and Restated Bylaws provide that the board of directors may consist of a minimum of three directors and a maximum of nine, as determined by the board of directors from time to time.

Director Qualifications. While the selection of directors is a complex and subjective process that requires considerations of many intangible factors, the Company believes that candidates should generally meet the following criteria:

•	Broad training, experience and a successful track record at senior policy-making levels in business, government, education, technology, accounting, law, consulting and/or administration;
•	The highest personal and professional ethics, integrity and values;
•	Commitment to representing the long-term interests of the Company and all of its shareholders;
•	An inquisitive and objective perspective, strength of character and the mature judgment essential to effective decision-making;
•	Expertise that is useful to the Company and complementary to the background and experience of other Board members; and
•	Sufficient time to devote to Board and committee activities and to enhance their knowledge of our business, operations and industry.

The Board believes that all of our directors meet these criteria. In addition, as outlined below, each director brings a strong and unique background and set of skills to the Board, giving the Board as a whole competence and experience in a wide variety of areas, including the social networking industry, related Internet industries, finance and accounting, operations, corporate governance, board service and executive management. We believe that the Board as a whole and each of our directors possess the necessary qualifications and skills to effectively advise management on strategy, monitor our performance and serve our best interests and the best interests of our shareholders.

Audit Committees. The Audit Committee of the Board is responsible for developing and monitoring the audit of PeopleString. The Audit Committee selects the outside auditor and meets with the Board to discuss the results of the annual audit and any related matters. The Audit Committee also receives and reviews the reports and findings and any other information presented to members of the Audit Committee by the officers of PeopleString regarding financial reporting policies and practices.

Compensation for Board of Directors: Currently members of the board of directors do not receive compensation for their services as Board members.  In the future, the Company may adopt a policy which will compensate existing and/or new board members. Board members may receive additional compensation for participating in the Committees. The amount of any compensation paid to board members and/or committee members will be set and approved by the Board based on the Board’s review of compensation paid by companies which are similarly situated to the Company.

Each director serves for a term set to expire at the next annual meeting of stockholders of PeopleString. The name, age, principal occupation or employment and biographical information of each member of the Board of Directors of PeopleString who served as of December 31, 2010 are set forth below:

Name and Address	Age	Principal Occupation or Employment
Darin M. Myman	46	President and Chief Executive Officer of PeopleString
Robert S. DeMeulemeester	44	Executive Vice President, Chief Financial Officer and Treasurer of PeopleString
Adam M. Kotkin	31	Chief Operating Officer of PeopleString Corporation

There are no family relationships among PeopleString’s directors and executive officers. None of the directors of PeopleString is a director of any company registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended, except that Mr. Myman, Mr. DeMeulemeester and Mr. Kotkin are directors of BigString Corporation; Mr. Myman and Mr. DeMeulemeester are executive officers of BigString Corporation; and Mr. Kotkin is a director and executive officer of AppsGenius Corporation.

Index

Biographical Information

Darin M. Myman (Age 46) – President and Chief Executive Officer and Director. Mr. Myman is a co-founder of PeopleString and has served as the President and Chief Executive Officer of PeopleString since its inception on January 2, 2009. He also has served as a member of PeopleString’s Board of Directors since PeopleString’s inception. Mr. Myman developed extensive Internet skills through a variety of positions. He has executive management and founder experience having served as a co-founder and CEO of BigString Corporation, a publicly traded company, since October 2003. He also has corporate governance and board experience having served as a member of BigString’s Board of Directors since BigString’s inception. Prior to BigString, Mr. Myman was a co-founder and Chief Executive Officer of LiveInsurance.com, the first online insurance broker that pioneered the electronic storefront for large national insurance agencies. Prior to co-founding LiveInsurance.com, he served as a Vice President of the online brokerage services unit of Westminster Securities Corporation. Mr. Myman’s aforementioned experience and skills make him a valued advisor and highly qualified to serve as our President and Chief Executive Officer and Director.

Robert S. DeMeulemeester (Age 44) – Executive Vice President, Chief Financial Officer and Treasurer and Director. Mr. DeMeulemeester has served as Executive Vice President, Chief Financial Officer and Treasurer of PeopleString since January 2, 2009. He also has served as a member of PeopleString’s Board of Directors since PeopleString’s inception. Mr. DeMeulemeester developed extensive financial skills through a variety of positions. He also has Internet and executive management experience having served as the Executive Vice President, Chief Financial Officer and Treasurer of BigString Corporation since September 2006. He also has corporate governance and board experience having served as a member of BigString’s Board of Directors since May 30, 2007. Prior to joining BigString, from 1998 to 2006, Mr. DeMeulemeester served as managing director and treasurer of the Securities Industry Automation Corporation ("SIAC"), a New York based provider of automated information and communication systems that supports NYSE Euronext, the American Stock Exchange and related affiliates. He also served as managing director, CFO and controller of Sector, Inc. From 1993 to 1997, he gained marketing, business development and finance experience having served as an executive at Honeywell International Inc. (formerly AlliedSignal, Inc.) and from 1989 to 1991 as a management consultant at Accenture (formerly Andersen Consulting). Mr. DeMeulemeester earned his MBA at Columbia Business School, Columbia University and his Bachelor of Science, in Industrial Engineering at Lehigh University. Mr. DeMeulemeester’s aforementioned experience and skills make him a valued advisor and highly qualified to serve as our Executive Vice President, Chief Financial Officer and Treasurer and Director.

Adam M. Kotkin (Age 31) – Chief Operating Officer and Secretary and Director. Mr. Kotkin has served as the Chief Operating Officer of PeopleString Corporation since January 2, 2009. He also has served as a member of PeopleString’s Board of Directors since PeopleString’s inception. Mr. Kotkin has executive management and founder experience having served as the Chief Operating Officer of BigString since October 2003 and as the Chief Executive Officer of AppsGenius Corporation since its inception on December 17, 2009. He also has corporate governance and board experience having served as a member of BigString’s Board of Directors since June 29, 2005 and as the sole member of AppsGenius’ Board of Directors since AppsGenius’ inception. Prior to joining BigString, he gained operating and Internet experience having served as a business manager for InsuranceGenie.com. Prior thereto, Mr. Kotkin developed sales skills having served as business developer and sales manager at LiveInsurance.com from March 1999 until December 2000. Mr. Kotkin graduated with distinction from New York University with a BA in Economics. Mr. Kotkin’s aforementioned experience and skills make him a valued advisor and highly qualified to serve as our Chief Operating Officer and Secretary and Director.

Executive Officers

The name, age, current position and biographical information of each executive officer of PeopleString are set forth below:

Name	Age	Position
Darin M. Myman	46	President and Chief Executive Officer
Robert S. DeMeulemeester	44	Executive Vice President, Chief Financial Officer and Treasurer
Adam M. Kotkin	31	Chief Operating Officer and Secretary

For the biographical information for the above listed executive officers, see “Directors.”

Index

Section 16 Compliance

Section 16(a) of the Exchange Act requires PeopleString’s executive officers and directors, and persons who own more than ten percent of a registered class of PeopleString’s equity securities, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulation to furnish PeopleString with copies of all Forms 3, 4 and 5 they file.

PeopleString believes that all filings required to be made by its executive officers and directors pursuant to Section 16(a) of the Exchange Act have been filed within the time periods prescribed.

Chief Executive and Senior Financial Officer Code of Ethics

The chief executive and senior financial officers of PeopleString are held to the highest standards of honest and ethical conduct when conducting the affairs of PeopleString. All such individuals must act ethically at all times in accordance with the policies contained in PeopleString’s Chief Executive and Senior Financial Officer Code of Ethics. Copies of the Chief Executive and Senior Financial Officer Code of Ethics will be furnished without charge upon written request received from any stockholder of record. Requests should be directed to PeopleString Corporation, 157 Broad Street, Suite 109, Red Bank, New Jersey 07701, Attention: Secretary.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to PeopleString for the years ended December 31, 2010 and 2009. The Named Executive Officers are (1) Darin M. Myman, President and Chief Executive Officer, (2) Robert S. DeMeulemeester, Executive Vice President, Chief Financial Officer and Treasurer, and (3) Adam M. Kotkin, Chief Operating Officer and Secretary (the “Named Executive Officers”).

2010 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Darin M. Myman, President and Chief	2010	$125,586	$	---	$	---	$	---	$	---	$	---	$	---	$125,586
Executive Officer	2009	$36,170	$	---	$	---	$	---	$	---	$	---	$	---	$36,170

Robert S. DeMeulemeester, Executive Vice President, Chief Financial Officer	2010	$63,660	$	---	$	---	$	---	$	---	$	---	$	---	$63,660
and Treasurer	2009	$13,516	$	---	$	---	$	---	$	---	$	---	$	---	$13,516

Adam M. Kotkin, Chief Operating Officer and	2010	$110,216	$	---	$	---	$	---	$	---	$	---	$	---	$110,216
Secretary	2009	$33,125	$	---	$	---	$	---	$	---	$	---	$	---	$33,125
________________________________

(1)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2010 and 2009 in accordance with ASC 718, of stock option awards pursuant to the Equity Incentive Plan (as defined below). The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  Assumptions used in the calculation of these amounts are included in the footnotes to PeopleString’s audited financial statements furnished herewith.

Index

Outstanding Equity Awards at Fiscal Year End

The following table provides information about all equity compensation awards held by the Named Executive Officers at December 31, 2010:

OUTSTANDING EQUITY AWARDS FOR THE YEAR ENDED DECEMBER 31, 2010
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Darin M. Myman, President and Chief Executive Officer	---	---	---	---	$	---	---

Robert S. DeMeulemeester, Executive Vice President, Chief Financial Officer and Treasurer	---	---	---	---	$	---	---

Adam M. Kotkin, Chief Operating Officer and Secretary	---	---	---	---	$	---	---

Risk Management

The Board of Directors does not believe that PeopleString’s executive compensation program gives rise to any risks that are reasonably likely to have a material adverse effect on PeopleString.  Executive officers are compensated on a salary basis and have not been awarded any bonuses or other compensation in 2010 and 2009 that might encourage the taking of unnecessary or excessive risks that threaten the long-term value of PeopleString. The Board has sought to align the interests of the executive officers with the long-term interests of PeopleString and its stockholders though the Equity Incentive Plan, thereby giving the executive officers additional motivation to protect the long-term value of PeopleString.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation of the directors of PeopleString for the year ended December 31, 2010.

2010 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Darin M. Myman	$--	$--	$--	$--	$--	$--	$--
Robert S. DeMeulemeester	$--	$--	$--	$--	$--	$--	$--
Adam M. Kotkin	$--	$--	$--	$--	$--	$--	$--
________________________

(1)	PeopleString does not currently pay its directors any retainer or other fees for service on the Board or any committee thereof.

PeopleString did not have non-employee directors as of December 31, 2010.

Index

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related  Stockholder Matters

Principal Stockholders and Security Ownership of Management

The following table sets forth information as of March 31, 2011 with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of PeopleString’s Common Stock by (1) each director of PeopleString, (2) the Named Executive Officers of PeopleString, (3) each person or group of persons known by PeopleString to be the beneficial owner of greater than 5% of PeopleString’s outstanding Common Stock, and (4) all directors and officers of PeopleString as a group:

BENEFICIAL OWNERSHIP OF COMMON STOCK

Name of Beneficial Owner:		Percent
Directors, Officers and 5% Stockholders	No. of Shares (1)	of Class
Darin M. Myman (2)(3)(4)(5)(6)	8,938,100	25.59%
Robert S. DeMeulemeester (2)(3)(4)(5)(7)	8,938,100	25.59%
Adam M. Kotkin (2)(3)(4)(5)(8)	8,938,100	25.59%
BigString Corporation (9)	6,125,600	17.69%
Alan S. Honig (10)	2,350,000	6.79%
Barry Honig (11)	1,737,500	5.02%
All Directors and Executive Officers as a Group (3 persons) (6)(7)(8)	14,563,100	40.96%
 ________________________________

(1)
In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of PeopleString’s Common Stock if he or she has voting or investment power with respect to such security. This includes shares (a) subject to options exercisable within sixty (60) days, and (b)(1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	This executive officer and/or director maintains a mailing address at 157 Broad Street, Suite 109, Red Bank, New Jersey 07701.
(3)	Such person currently serves as a director of PeopleString.
(4)	Such person currently serves as an executive officer and/or director of BigString Corporation and includes 6,125,600 shares of common stock owned by BigString Corporation.
(5)	Includes options to purchase 312,500 shares of common stock.
(6)	Mr. Myman serves as the President and Chief Executive Officer of PeopleString.
(7)	Mr. DeMeulemeester serves as Executive Vice President, Chief Financial Officer and Treasurer of PeopleString.
(8)	Mr. Kotkin serves as Chief Operating Officer and Secretary of PeopleString.
(9)	The officers/directors of PeopleString Corporation are also the officers and directors of BigString Corporation, a public company.
(10)
Includes 2,040,000 shares of common stock held in the name of Alan S. Honig Custodian for Cameron Honig UTMA F/L, Alan S. Honig Custodian for Harrison Honig UTMA F/L, Alan S. Honig Custodian for Jacob Honig UTMA F/L and Alan S. Honig Custodian for Ryan Honig UTMA F/L, for the benefit of Mr. Barry Honig’s minor children, Cameron, Harrison, Jacob and Ryan, under the Uniform Transfers to Minors Act, as to which shares Mr. Barry Honig disclaims any beneficial ownership.

(11)	Includes 250,000 shares of common stock held in the name of GRQ Consultants, Inc. 401K, of which Mr. Barry Honig is a trustee.

Index

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

On August 3, 2009, PeopleString entered into a verbal agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of PeopleString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly and are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. Expenses for the years ended December 31, 2010 and 2009 were $51,411 and $43,761, respectively.

Meetings and Committees of the Board of Directors

The Board of Directors of PeopleString conducts business through meetings of the Board or by unanimous written consents of the Board. The Board of Directors for 2010 consisted of: Robert S. DeMeulemeester, Adam M. Kotkin and Darin M. Myman following the election of directors at the 2009 annual meeting of stockholders. PeopleString held a special meeting of shareholders in 2010. None of Mr. DeMeulemeester, Mr. Kotkin or Mr. Myman qualifies as an independent director in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the Securities and Exchange Commission. During 2010, the Board held two (2) meetings, and the Board acted by unanimous written consent on three (3) occasions.

For the year ended December 31, 2010, the Audit Committee consisted of directors Robert S. DeMeulemeester and Adam M. Kotkin. Mr. DeMeulemeester served as the Chair of the Audit Committee. Mr. DeMeulemeester and Mr. Kotkin did not qualify as an independent director under NASDAQ’s definition of “independent director” in fiscal 2010. In addition, the Board has determined that Mr. DeMeulemeester qualifies as a financial expert under the rules of the Securities and Exchange Commission. The Audit Committee selected the accounting firm of Madsen & Associates CPAs, Inc. to act as PeopleString’s independent public accounting firm for the year ended December 31, 2010 and audit the financial statements of PeopleString for such year. The Audit Committee met five times during 2010, with all members attending such meeting.

Item 14. Principal Accounting Fees and Services.

Audit Fees

PeopleString incurred fees of approximately $40,000 and $25,000 in 2010 and 2009, respectively, to Madsen & Associates CPAs, Inc. for audit services, which included work related to the audits rendered for the years ended December 31, 2010 and 2009. PeopleString also incurred fees of approximately $13,000 in 2009 to Wiener, Goodman & Company, P.C. for audit services, which included work related to the audit rendered for the period commencing January 2, 2009 (Date of Formation) through June 30, 2009.

Audit Related Fees

As of December 31, 2010, PeopleString has not paid any fees associated with audit related services to Madsen & Associates CPAs, Inc., Wiener, Goodman & Company, P.C., or any other accounting firm.

Tax Fees

As of December 31, 2010, PeopleString has not paid any fees associated with tax compliance, tax advice or tax planning to Madsen & Associates CPAs, Inc., Wiener, Goodman & Company, P.C., or any other accounting firm.

All Other Fees

As of December 31, 2010, PeopleString has not paid any fees associated with non-audit services to Madsen & Associates CPAs, Inc., Wiener, Goodman & Company, P.C., or any other accounting firm.

Index

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its Charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to PeopleString that are prohibited by law or regulation.

Item 15. Exhibits and Financial Statement Schedules.

(a)      Exhibits
Reference is made to the Index of Exhibits beginning on page E-1 herein.

(b)      Financial Statements
Reference is made to the Index to Consolidated Financial Statements on page F-1.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLESTRING CORPORATION

Date: March 31, 2011	By:	/s/ Darin M. Myman
Darin M. Myman President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Darin M. Myman and Robert S. DeMeulemeester and each of them, his true and lawful attorneys-in-fact and agents for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date
/s/ Darin M. Myman	President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011
Darin M. Myman
/s/ Robert S. DeMeulemeester	Executive Vice President, Chief Financial Officer and Treasurer and Director (Principal Financial and Accounting Officer)	March 31, 2011
Robert S. DeMeulemeester
/s/ Adam M. Kotkin	Chief Operating Officer and Director	March 31, 2011
Adam M. Kotkin

Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PEOPLESTRING CORPORATION AND SUBSIDIARY

Index

Madsen & Associates, CPA's Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PeopleString Corporation
Red Bank, New Jersey

We have audited the accompanying consolidated balance sheets of PeopleString Corporation and Subsidiary (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the periods ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates, CPAs Inc.

March 31, 2011

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$449,893	$390,889
Accounts receivable - net of allowance of $5,350 and $650	162,665	57,421
Prepaid expenses and other current assets	678	687
Total current assets	$613,236	$448,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,905	$10,533
Accrued expenses	281,736	190,513
Total current liabilities	312,641	201,046

Stockholders' equity:
Common stock, $0.00001 par value - authorized 250,000,000 shares; issued and outstanding 33,900,000 and 33,900,000 shares, respectively	339	339
Additional paid in capital	585,626	585,626
Deficit	(285,370)	(338,014)
Total stockholders' equity	300,595	247,951
Total liabilities and stockholders' equity	$613,236	$448,997

See notes to consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,
	2010	2009
Revenues	$2,652,418	$741,888
Operating expenses:
Cost of revenues	1,434,580	465,694
Research, development, sales, general and administrative	1,166,225	614,833
Total operating expenses	2,600,805	1,080,527
Income (loss) from operations	51,613	(338,639)
Other income:
Interest income	1,531	625
Other income	(500)
Total other income	1,031	625
Earnings (loss) before provision for income taxes	52,644	(338,014)
Provision for income taxes	-	-
Net earnings (loss)	$52,644	$(338,014)
Earnings (loss) per common share:
Basic and diluted	$0.00	$(0.01)
Weighted average common shares outstanding:
Basic and diluted	33,900,000	24,373,400

See notes to consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

		Common Stock		Additional
		No. of		Paid-In
	Total	Shares	Amount	Capital	Deficit

Balance, January 2, 2009	$-	-	$-	$-	$-
Issuance of common stock (at $0.00005 per share)	500	10,000,000	100	400	-
Sale of common stock (at $0.00005 per share)	415	8,300,000	83	332	-
Issuance of common stock for services (valued at $0.001 per share)	1,450	1,450,000	14	1,436	-
Sale of common stock (at $0.001 per share)	3,000	3,000,000	30	2,970	-
Sale of common stock (at $0.03 per share)	182,100	6,900,000	69	182,031	-
Sale of common stock (at $0.05 per share)	23,500	470,000	5	23,495	-
Issuance of common stock for services (valued at $0.05 per share)	65,000	1,300,000	13	64,987	-
Sale of common stock (at $0.13 per share)	310,000	2,480,000	25	309,975	-
Net loss	(338,014)	-	-	-	(338,014)
Balance, December 31, 2009	247,951	33,900,000	339	585,626	(338,014)
Net earnings	52,644	-	-	-	52,644
Balance, December 31, 2010	$300,595	33,900,000	$339	$585,626	$(285,370)

See notes to consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$52,644	$(338,014)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Non-cash stock-based compensation	-	66,450
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(105,244)	(57,421)
Decrease (increase) in prepaid expenses and other current assets	9	(687)
Increase in accounts payable	20,372	10,533
Increase in accrued expenses	91,223	190,513
Net cash provided by (used in) operating activities	59,004	(128,626)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	519,515
Net cash from financing activities	-	519,515
Net change in cash and cash equivalents	59,004	390,889
Cash and cash equivalents - beginning of year	390,889	-
Cash and cash equivalents - end of year	$449,893	$390,889

Supplementary information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions during the periods for:
Common stock issued for services	$-	$66,450

See notes to consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

PeopleString Corporation (“PeopleString” or the “Company”) was incorporated in the State of Delaware on January 2, 2009. The Company was formed to develop technology that would allow users of social networks to earn incentives through online and offline activities by the user and his or her network. In March 2009, PeopleString’s incentive-based social network was introduced to the market.

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. At December 31, 2010, PeopleString owned more than 50% of RewardString’s outstanding common stock.

RewardString is currently PeopleString’s only subsidiary.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PeopleString and its subsidiary, RewardString Corporation, which is a majority-owned subsidiary. All significant intercompany transactions and balances have been eliminated. The noncontrolling interest of PeopleString's earnings or loss is classified as net income attributable to noncontrolling interest in the consolidated statement of operations.  As of December 31, 2010, RewardString did not commence operations.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, PeopleString evaluates its estimates, including but not limited to those related to such items as costs to complete performance contracts, income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances. PeopleString bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 2010 and 2009, cash and cash equivalents approximated $450,000 and $391,000, respectively.

CERTAIN RISKS AND CONCENTRATION

Financial instruments which potentially subject PeopleString to concentrations of credit risk consist principally of temporary cash investments and accounts receivable.

PeopleString places its temporary cash investments with quality financial institutions and commercial issuers of short term paper.

PeopleString grants credit to customers based on an evaluation of the customer’s financial condition, sometimes without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. PeopleString controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.

REVENUE RECOGNITION

PeopleString derives revenue from online services, electronic commerce, advertising and data network services. PeopleString also derives revenue from marketing affiliations. PeopleString recognizes revenue in accordance with the guidance contained in the Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” (“ASC 605”).

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PeopleString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay. At December 31, 2010 and 2009, allowances for doubtful accounts were $5,350 and $650, respectively.

RESEARCH AND DEVELOPMENT

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

ADVERTISING

Advertising costs incurred by PeopleString are expensed as incurred.

INCOME TAXES

PeopleString accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax basis of reported assets and liabilities. A valuation allowance reduces the deferred tax assets to the amount estimated more likely than not to be realized.

The principal items giving rise to deferred taxes are timing differences between book and tax assets, other expenditures and a net operating loss carryforward.

STOCK-BASED COMPENSATION

PeopleString accounts for stock-based compensation under ASC 718, “Compensation-Stock Compensation” (ASC 718). The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under ASC 718.

PeopleString issues shares of common stock to non-employees as stock-based compensation. PeopleString accounts for the services using the fair market value of the consideration issued, generally measured as the most recent price in the sale of PeopleString’s common stock, or the closing price of PeopleString’s common stock at the date of the agreement. For the years ended December 31, 2010 and 2009, PeopleString recorded compensation expense of $0 and $66,450 in connection with the issuance of shares of common stock to non-employees.

PeopleString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, officers, directors, agents and consultants of PeopleString. The fair values of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model. For the years ended December 31, 2010 and 2009, PeopleString did not grant stock options.

ACCOUNTING FOR DERIVATIVES

PeopleString evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815-15-10, “Hedging and Derivatives-Embedded Derivatives” and related interpretations including ASC 815-40-05, “Hedging and Derivatives-Contracts in Entity’s Own Equity.”

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board (the “FASB”) has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this update. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition or cash flows.

NOTE 2. EARNINGS PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period. PeopleString does not have any contingent securities.

NOTE 3. FAIR VALUE MEASUREMENTS

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 - Observable inputs such as quoted market prices in active markets.

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2010 and 2009, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the years ended December 31, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2010 and 2009:

		Assets at Fair Value at Period End, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
December 31, 2010	$449,893	$449,893	$-	$-
December 31, 2009	$390,889	$390,889	$-	$-

There were no financial assets accounted for at fair value on a nonrecurring basis at December 31, 2010 and 2009.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of December 31, 2010 and 2009.

NOTE 4. INCOME TAXES

PeopleString applies the provisions of ASC 740, “Income Taxes” (ASC 740). A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of December 31, 2010 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as PeopleString may incur losses.

Components of deferred income tax assets are as follows:

	December 31,
	2010	2009
Deferred tax assets - current	Tax Effect	Tax Effect
Benefit due to loss carryforward	$99,880	$118,305
Valuation allowance	(99,880)	(118,305)
	$-	$-

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

NOTE 5. ACCRUED EXPENSES

PeopleString’s incentive-based social network allows users to earn money based on their online and offline activities. PeopleString makes payments twice a month to premium users who have an earned balance of at least $25 and have been active users in the past 90 days, and once a month to free users who have an earned balance of at least $25 and have been active users in the past 90 days. Network earnings are monitored by PeopleString’s management. For the years ended December 31, 2010 and 2009, PeopleString made payments totaling $995,327 and $272,391, respectively. In addition, for active users, PeopleString accrues amounts earned, but not yet paid. Accrued expenses for network earnings at December 31, 2010 and 2009 were $226,596 and $110,526, respectively.

Other accrued expenses at December 31, 2010 and 2009 were $55,140 and $79,987, respectively, primarily for professional fees.

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

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2009, PeopleString initiated a private placement of securities to sell 6,900,000 shares of its common stock at a per share purchase price of $0.03. PeopleString received $150,000 in gross proceeds in June 2009 and issued 5,683,690 shares of its common stock in June 2009. PeopleString received $32,100 in gross proceeds in July 2009 and issued 1,216,310 shares of its common stock in July 2009

Also in June 2009, PeopleString initiated a private placement of securities to sell shares of its common stock at a per share purchase price of $0.05. PeopleString received deposits on its common stock of $23,500 in gross proceeds in June 2009 and then issued 470,000 shares of its common stock in July 2009.

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

NOTE 7. SHARE-BASED COMPENSATION

Equity Incentive Plan:

PeopleString adopted its 2009 Equity Incentive Plan, approved by a majority of PeopleString stockholders at the 2009 annual meeting of stockholders, and amended and approved by a majority of the stockholders of PeopleString in 2010 (the “Equity Incentive Plan”). Under the Equity Incentive Plan, incentive and nonqualified stock options and rights to purchase PeopleString’s common stock may be granted to eligible participants. Options granted under the Equity Incentive Plan are generally priced to be at least 100% of the fair market value of PeopleString’s common stock at the date of the grant. Options granted under the Equity Incentive Plan are generally granted for a term of three to ten years. Options granted under the Equity Incentive Plan generally vest between one to five years.

For the years ended December 31, 2010 and 2009, PeopleString did not grant stock options.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of ASC 718. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. PeopleString has limited relevant historical information to support the expected exercise behavior because PeopleString’s common stock had not been publicly traded at the time of the grants.

NOTE 8. RELATED PARTY TRANSACTIONS

Technology License and Shared Services Agreement:

On April 2, 2009, PeopleString entered into a verbal agreement with BigString, a related party, to license BigString’s messaging technology and share the cost of certain common services. At December 31, 2010, BigString was a significant, non-majority stockholder of PeopleString’s common stock. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Under the agreement, BigString provides messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charges PeopleString fees that are higher in aggregate than BigString charges other third parties for outsourced messaging services. For the years ended December 31, 2010 and 2009, the amount incurred by PeopleString for the licensing was $42,000 and $33,000, respectively.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company. Payments are due quarterly. In 2009, the shared services included hosting, insurance, rent, payroll and miscellaneous general and administrative expenses, and were primarily paid by BigString. In 2010, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses, and were primarily paid by PeopleString by year-end. For the years ended December 31, 2010 and 2009, the amount expensed to BigString by PeopleString for the shared expense was $5,403 and $132,340, respectively. PeopleString’s management determined, in their sole discretion, based on their subjective estimate of the amount of time devoted to each company, the amount incurred and paid for the shared services that is allocated to PeopleString.

On August 3, 2009, PeopleString entered into a verbal agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of PeopleString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly and are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. Expenses for the years ended December 31, 2010 and 2009 were $51,411 and $43,761, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases:

PeopleString shares office space with BigString and made payments to BigString for the shared office space. Beginning June 1, 2010, PeopleString paid for its shared office space directly to BigString’s landlord. PeopleString leases a secondary office and hosting facilities. Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2011	$23,939

Rental expenses were $20,026 and $3,967 for the years ended December 31, 2010 and 2009, respectively.

Excluding shared services and a licensing fee to BigString, computer co-location, power and Internet access expenses were $46,980 and $9,954 for the years ended December 31, 2010 and 2009, respectively.

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

NOTE10. SUBSEQUENT EVENTS

In January 2011, PeopleString issued 668,500 shares of its common stock, valued at $0.125 per share, in consideration for marketing services to be provided by 34 consultants. The common stock is restricted and subject to the terms of signed agreements. PeopleString recorded expense of $83,563 in connection with the issuance of these shares. Fair market value was based on the most recent prior private placement per share purchase price.

Also in January 2011, PeopleString issued 50,000 shares of its common stock, valued at $0.125 per share, in consideration for investment banking services to be provided by Buckman, Buckman & Reid. The common stock is restricted. PeopleString recorded expense of $6,250 in connection with the issuance of these shares. Fair market value was based on the most recent prior private placement per share purchase price.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2011, PeopleString granted incentive stock options to purchase 4,475,000 shares of PeopleString’s common stock under its Equity Incentive Plan to certain of PeopleString’s employees. The incentive stock options were granted at an exercise price of $0.20 per underlying share and vest over a period of one or two years. In addition, PeopleString granted non-qualified stock options to purchase 10,949,500 shares of PeopleString’s common stock under its Equity Incentive Plan to certain of PeopleString’s consultants. The non-qualified stock options were granted at an exercise price of $0.20 or $0.60 per underlying share and vest over a period of two years.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. PeopleString will record $45,593 of stock-based compensation expense, net of estimated forfeitures, over the expected lives of the grants, which range from 18 to 30 months.

As of March 29, 2011, the Equity Incentive Plan had not been registered with the SEC. As of March 29, 2011, no options were exercised, and no cash received from option exercises and purchases of shares.

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

21.1	Subsidiary of PeopleString.

23.1	Consent of Madsen & Associates CPAs, Inc., independent registered public accountants, as to the report relating to the consolidated financial statements of PeopleString.

24.1	Powers of Attorney of officers and directors of PeopleString, included in the signature page to this report.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

E-1