Form 10-Q
period 2011-03-31
PEOPLESTRING CORP
filed 2011-05-16
CIK 1455819

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding at May 16, 2010:

Common Stock, par value $0.00001 per share	34,618,500
(Class)	(Number of Shares)

Index

PEOPLESTRING CORPORATION
FORM 10-Q
MARCH 31, 2011

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the years ended December 31, 2010 and 2009 of PeopleString Corporation (“PeopleString” or the “Company”).

The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$274,425	$449,893
Accounts receivable - net of allowance of $5,200 and $5,350, respectively	136,192	162,665
Prepaid expenses and other current assets	27,299	678
Total current assets	$437,916	$613,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,043	$30,905
Accrued expenses	273,610	281,736
Total current liabilities	298,653	312,641

Stockholders' equity:
Common stock, $0.00001 par value - authorized 250,000,000 shares; issued and outstanding 34,618,500 and 33,900,000 shares, respectively	346	339
Additional paid in capital	680,273	585,626
Deficit	(541,356)	(285,370)
Total stockholders' equity	139,263	300,595
Total liabilities and stockholders' equity	$437,916	$613,236

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Revenues	$276,301	$411,186
Operating expenses:
Cost of revenues	179,593	185,513
Research, development, sales, general and administrative	352,997	232,687
Total operating expenses	532,590	418,200
Loss from operations	(256,289)	(7,014)
Other income:
Interest income	303	300
Loss before provision for income taxes	(255,986)	(6,714)
Provision for income taxes	-	-
Net loss	$(255,986)	$(6,714)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.00)
Weighted average common shares outstanding:
Basic and diluted	34,459,267	33,900,000

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (Unaudited)

		Common Stock		Additional
		No. of		Paid-In
	Total	Shares	Amount	Capital	Deficit

Balance, January 1, 2010	$247,951	33,900,000	$339	$585,626	$(338,014)
Net earnings	52,644	-	-	-	52,644
Balance, December 31, 2010	300,595	33,900,000	339	585,626	(285,370)
Stock-based compensation expense	4,842	-	-	4,842	-
Issuance of common stock for services (valued at $0.13 per share)	89,812	718,500	7	89,805	-
Net loss	(255,986)	-	-	-	(255,986)
Balance, March 31, 2011	$139,263	34,618,500	$346	$680,273	$(541,356)

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(255,986)	$(6,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	94,654	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	26,473	(34,533)
(Increase) decrease in prepaid expenses and other current assets	(26,621)	454
(Decrease) increase in accounts payable	(5,862)	15,906
(Decrease) increase in accrued expenses	(8,126)	(27,657)
Net cash used in operating activities	(175,468)	(52,544)
Net change in cash and cash equivalents	(175,468)	(52,544)
Cash and cash equivalents - beginning of period	449,893	390,889
Cash and cash equivalents - end of period	$274,425	$338,345

Supplementary information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions during the year for:
Common stock issued for services	$89,812	$-
Common stock options	$4,842	$-

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2011, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by PeopleString Corporation (“PeopleString” or the “Company”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2010 was derived from audited financial statements.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in PeopleString’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010.

ORGANIZATION

PeopleString was incorporated in the State of Delaware on January 2, 2009. The Company was formed to develop technology that would allow users of social networks to earn incentives through online and offline activities by the user and his or her network. In March 2009, PeopleString’s incentive-based social network was introduced to the market.

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. At March 31, 2011, PeopleString owned more than 50% of RewardString’s outstanding common stock. RewardString is currently PeopleString’s only subsidiary.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are summarized in Note 1 of the Company’s annual report on Form 10-K for the period ended December 31, 2010.  There were no significant changes to these accounting policies during the three months ended March 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 2. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period. All potentially dilutive securities, which include common stock options, have been excluded from the computation, as their effect is antidilutive.

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

As of March 31, 2011 and December 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the three months ended March 31, 2011 and the year ended December 31, 2010.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

		Assets at Fair Value at Period End, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
March 31, 2011	$274,425	$274,425	$-	$-
December 31, 2010	$449,893	$449,893	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of March 31, 2011 and December 31, 2010.

NOTE 4. INCOME TAXES

PeopleString applies the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes” (ASC 740). A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of March 31, 2011 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as PeopleString may incur losses.

Components of deferred income tax assets are as follows:

March 31, 2011
Deferred tax assets - current	Tax Effect
Benefit due to loss carryforward	$189,475
Valuation allowance	(189,475)
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

NOTE 5. ACCRUED EXPENSES

PeopleString’s incentive-based social network allows users to earn money based on their online and offline activities. PeopleString makes payments to premium and free users who have an earned balance of at least $25, have been active users in the past 90 days and select a payment option. Network earnings are monitored by PeopleString’s management. For the three months ended March 31, 2011 and 2010, PeopleString made payments totaling $93,446 and $122,355, respectively. In addition, for active users, PeopleString accrues amounts earned, but not yet paid. Accrued expenses for network earnings at March 31, 2011 and 2010 were $258,227 and $143,864, respectively.

Other accrued expenses at March 31, 2011 and 2010 were $15,383 and $18,983, respectively, primarily for professional fees.

NOTE 6. COMMON STOCK

In January 2011, PeopleString issued 668,500 shares of its common stock, valued at $0.13 per share, in consideration for marketing services provided by 33 vendors. PeopleString recorded expense of $83,562 in connection with the issuance of these shares. Fair market value was based on the most recent prior private placement per share purchase price.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Also in January 2011, PeopleString issued 50,000 shares of its common stock, valued at $0.13 per share, in consideration for investment banking services provided by Buckman, Buckman & Reid. PeopleString recorded expense of $6,250 in connection with the issuance of these shares. Fair market value was based on the most recent prior private placement per share purchase price.

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

For the three months ended March 31, 2011 and 2010, PeopleString recorded stock-based option compensation expense of $4,842 and $0, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

The number of stock options outstanding as of January 1, 2011 and changes to such number during the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	-	$-	-	$-
Options granted	15,424,500	$0.45
Options exercised	-	$-
Options cancelled/forfeited/expired	(85,000)	$0.20
Options outstanding at March 31, 2011	15,339,500	$0.45	3.2	$3,086,975
Options exercisable at March 31, 2011	937,500	$0.20	4.8	$421,875

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of PeopleString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Options granted during the three months ended March 31, 2011 and 2010 were 15,424,500 and 0, respectively.

No options were exercised, and no cash received from option exercises and purchases of shares for the three months ended March 31, 2011 and 2010. No tax benefit was attributable to options exercised in the three months ended March 31, 2011 and 2010.

During the three months ended March 31, 2011 and 2010, options to purchase a total of 85,000 and 0, respectively, shares of PeopleString’s common stock were forfeited or expired with an aggregate intrinsic value of $42,500 and $0, respectively, at the date of expiration.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of ASC 718. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. PeopleString has limited relevant historical information to support the expected exercise behavior because no exercises have taken place.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended
	March 31,
	2011	2010
Risk-free interest rate	0.5%	-%
Expected volatility	38.6%	-%
Expected life (in years)	1.6	-
Dividend yield	-	-

The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of the grant. PeopleString estimates the volatility of its common stock at the date of the grant based on historical volatility, expected volatility and publicly traded peer companies. The expected life of stock options granted under the Equity Incentive Plan is based on the judgment of management, historical experience and publicly traded peer companies. PeopleString has no history or expectations of paying cash dividends on its common stock.

NOTE 8. RELATED PARTY TRANSACTIONS

Technology License and Shared Services Agreement:

On April 2, 2009, PeopleString entered into a verbal agreement with BigString, a related party, to license BigString’s messaging technology and share the cost of certain common services. At March 31, 2011, BigString was a significant, non-majority stockholder of PeopleString’s common stock. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Under the agreement, BigString provides messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charges PeopleString fees that are higher in aggregate than BigString charges other third parties for outsourced messaging services. For the three months ended March 31, 2011 and 2010, the amount incurred by PeopleString for the licensing was $10,500 and $10,500, respectively.

Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company. Payments are due quarterly. In 2009, the shared services included hosting, insurance, rent, payroll and miscellaneous general and administrative expenses, and were primarily paid by BigString. In 2010, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses, and were primarily paid by PeopleString by year-end. For the three months ended March 31, 2011 and 2010, the amount expensed to BigString by PeopleString for the shared expense was $(23,073) and $37,121, respectively. PeopleString’s management determined, in their sole discretion, based on their subjective estimate of the amount of time devoted to each company, the amount incurred and paid for the shared services that is allocated to PeopleString.

On August 3, 2009, PeopleString entered into a verbal agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of PeopleString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly and are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. Expenses for the three months ended March 31, 2011 and 2010 were $21,929 and $30,595, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases:

PeopleString shares office space with BigString and made payments to BigString for the shared office space. Beginning June 1, 2010, PeopleString paid for its shared office space directly to BigString’s landlord. PeopleString leases a secondary office and hosting facilities. Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2011	$15,450

Rental expenses were $5,623 and $4,544 for the three months ended March 31, 2011 and 2010, respectively.

Excluding shared services and a licensing fee to BigString, computer co-location, power and Internet access expenses were $10,817 and $9,262 for the three months ended March 31, 2011 and 2010, respectively.

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

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about PeopleString Corporation’s (“PeopleString” or the “Company”) financial condition and results of operations for the three months ended March 31, 2011 and 2010.  This information should be read in conjunction with PeopleString’s unaudited consolidated financial statements for the three months ended March 31, 2011 and 2010, including the related notes thereto, which begin on page 1 of this report. These unaudited consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010 of the Company. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Background

PeopleString was incorporated in the State of Delaware on January 2, 2009. The Company was formed to develop technology that would allow users of social networks to earn incentives through online and offline activities by the user and his or her network. In March 2009, PeopleString’s incentive-based social network was introduced to the market.

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. At March 31, 2011, PeopleString owned more than 50% of RewardString’s outstanding common stock. RewardString is currently PeopleString’s only subsidiary.

Overview

PeopleString began as a technology firm, that created an incentive-based social network which allows users to aggregate and share the revenue generated from their online activities, communication and social networking through its website located at www.PeopleString.com. The Company’s “InstaPortal” technology helps users design slices of Internet sites they wish to capture and have those slices appear in a convenient, home page. PeopleString has also developed a service, PeopleDeals & Marketplace Platform, which enables marketers, from local merchants to global brands, to utilize social media as part of their marketing operations. In addition to aggregating deals for consumers by criteria, such as geographical location or interest, the PeopleDeals Platform encourages consumers to share deals within their networks through PeopleString’s “shareItUp” technology.

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

In April 2011, the PeopleDeals & Marketplace Platform was introduced to allow businesses to utilize new social marketing tools to create direct social connections between the businesses and consumers in order to increase brand awareness, customer loyalty and/or increased sales. Merchants create unique social applications, attract and retain customers and leverage their social connections. Merchants can leverage their social connections through PeopleString, email and other social networks, such as Facebook and Twitter, to reach potential customers with special offers.

Index

PeopleString’s patent pending “shareItUp” technology allows any business to instantly create social coupons and deals that change in value the more they are shared. By leveraging their customers’ social networks, business can amplify their marketing by encouraging customers to share the message into new social circles. The coupon and deal incentives, combined with trusted recommendations from friends, can motivate consumer trial and cross-purchase transactions both online and in-store.

PeopleString offers multiple tiers of the PeopleDeals Platform. A basic, free service has been set up as a trial for local merchants who are contemplating moving their marketing from local mail, such as Valpak or Clipper Magazine, to an online, social platform. A professional service allows merchants to create and modify deals instantly based on real-time feedback while avoiding revenue reductions of up to 75% which may occur with some online deal sites, such as Groupon or LivingSocial. The deluxe service provides convenience by letting businesses outsource their social media campaigns. Finally, the enterprise service provides the flexibility often needed by large businesses to customize their promotional efforts to target select consumers with their amplified reach.

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

Critical Accounting Policies

PeopleString’s discussion and analysis of financial condition and results of operations are based upon PeopleString’s unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited consolidated financial statements requires PeopleString to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, PeopleString evaluates its estimates, including but not limited to those related to such items as costs to complete performance contracts, income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances. PeopleString bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates

PeopleString believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Index

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

Results of Operations

For the Three Months Ended March 31, 2011 and 2010

Net Earnings (Loss).  For the three months ended March 31, 2011, net loss was $255,986, as compared to a net loss of $6,714 for the three months ended March 31, 2010. The $249,272 increase in net loss was primarily attributable to a $134,885 decrease in revenues and $114,390 increase in operating expenses.

Revenues.  For the three months ended March 31, 2011, revenues were $276,301, a $134,885 decrease from revenues of $411,186 earned in the three months ended March 31, 2010. Of the revenues generated for the three months ended March 31, 2011, $116,917 was generated from product and service fees and $159,385 was generated from advertisers and affiliates, as compared to $287,083 from product and service fees and $124,103 from advertisers and affiliates for the three months ended March 31, 2010.

•
The $170,167 decrease in product and service fees for the three months ended March 31, 2011 over the same prior year period was primarily due to the completion of product testing in 2010 which was not renewed and a pause in premium subscriptions as the Company introduced new products and services, including InstaPortal, PeopleDeals and shareItUp.

•
Advertising and affiliate revenues are paid based on a mix of impressions, clicks and actions. The $35,282 increase in advertising and affiliate fees for the three months ended March 31, 2011 over the same prior year period was primarily due to higher traffic driven by a higher number of users and greater amount of time spent on PeopleString’s site by its members.

Operating Expenses.  For the three months ended March 31, 2011, operating expenses were $532,590, a $114,390 increase from operating expenses of $418,200 incurred in the three months ended March 31, 2010.

•
Cost of revenues: Cost of revenues for the three months ended March 31, 2011 were $179,593, as compared to $185,513 for the same prior year period.  The $5,920 decrease in cost was primarily attributable to decreased network payments to users.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the three months ended March 31, 2011 were $352,997, as compared to $232,687 for the same prior year period.  The $120,310 increase in expense was primarily attributable to increased hosting, professional, staffing and associated overhead expenses.

Index

Other Income.  For the three months ended March 31, 2011, other income was $303, a $3 increase over other income of $300 in the three months ended March 31, 2011.  The increase was primarily attributable to higher average cash balances.

Income Taxes.  For the three months ended March 31, 2011 and 2010, PeopleString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

Liquidity and Capital Resources

PeopleString’s operating and capital requirements have exceeded its cash flow from operations while PeopleString has been building its business.  Since inception through March 31, 2011, PeopleString has used $245,090 in operating and investing activities. PeopleString has also received $519,515 of investments from PeopleString’s stockholders.

PeopleString’s cash balance as of March 31, 2011 was $274,425, which was a decrease of $175,468 from the cash balance of $449,893 as of December 31, 2010. This decrease to the cash balance was primarily attributable to the net loss, partially offset by non-cash stock-based compensation.

Management believes PeopleString’s current cash balance of $303,185 at May 10, 2011 is sufficient to fund the minimum level of operations for the next twelve months.

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

Index

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PeopleString Corporation
Registrant

Dated: May 16, 2011	By:	/s/ Darin M. Myman
Darin M. Myman President and Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2011	By:	/s/ Robert S. DeMeulemeester
Robert S. DeMeulemeester Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

E-1