Form 10-Q
period 2011-06-30
PEOPLESTRING CORP
filed 2011-08-15
CIK 1455819

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2011

  or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                           Accelerated filer ☐
Non-accelerated filer ☐                                                           Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding at August 15, 2011:

Common Stock, par value $0.00001 per share	37,018,500
(Class)	(Number of Shares)

Index

PEOPLESTRING CORPORATION
FORM 10-Q
JUNE 30, 2011

INDEX TO FORM 10-Q

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

The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,113,679	$449,893
Accounts receivable - net of allowance of $5,135 and $5,350	124,164	162,665
Prepaid expenses and other current assets	2,777	678
Total current assets	$1,240,620	$613,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,368	$30,905
Accrued expenses	201,315	281,736
Total current liabilities	263,683	312,641

Stockholders' equity:
Common stock, $0.00001 par value - authorized 250,000,000 shares; issued and outstanding 37,018,500 and 33,900,000 shares, respectively	370	339
Additional paid in capital	1,898,665	585,626
Deficit	(922,098)	(285,370)
Total stockholders' equity	976,937	300,595
Total liabilities and stockholders' equity	$1,240,620	$613,236

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$303,221	$691,834	$579,523	$1,103,020
Operating expenses:
Cost of revenues	109,841	358,985	289,434	544,497
Research, development, sales, general and administrative	574,737	291,753	927,735	524,441
Total operating expenses	684,578	650,738	1,217,169	1,068,938
(Loss) income from operations	(381,357)	41,096	(637,646)	34,082
Other income:
Interest income	615	276	918	576
(Loss) earnings before provision for income taxes	(380,742)	41,372	(636,728)	34,658
Provision for income taxes	-	-	-	-
Net (loss) earnings	$(380,742)	$41,372	$(636,728)	$34,658
Net (loss) earnings per common share:
Basic and diluted	$(0.01)	$0.00	$(0.02)	$0.00
Weighted average common shares outstanding:
Basic and diluted	35,647,071	33,900,000	35,056,450	33,900,000

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (Unaudited)

		Common Stock		Additional
		No. of		Paid-In
	Total	Shares	Amount	Capital	Deficit

Balance, January 1, 2010	$247,951	33,900,000	$339	$585,626	$(338,014)
Net earnings	52,644	-	-	-	52,644
Balance, December 31, 2010	300,595	33,900,000	339	585,626	(285,370)
Stock-based compensation expense	23,258	-	-	23,258	-
Issuance of common stock for services (valued at $0.13 per share)	89,812	718,500	7	89,805	-
Sale of common stock (at $0.50 per share) and warrants	1,002,900	2,400,000	24	1,002,876
Allocation to warrants from sale of common stock (at $0.50 per share) and warrants	197,100			197,100
Net loss	(636,728)	-	-	-	(636,728)
Balance, June 30, 2011	$976,937	37,018,500	$370	$1,898,665	$(922,098)

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) earnings	$(636,728)	$34,658
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Non-cash stock-based compensation	113,070	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	38,501	(85,808)
(Increase) decrease in prepaid expenses and other current assets	(2,099)	634
Increase in accounts payable	31,463	14,511
(Decrease) increase in accrued expenses	(80,421)	98,565
Net cash (used in) provided by operating activities	(536,214)	62,560
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,200,000	-
Net cash from financing activities	1,200,000	-
Net change in cash and cash equivalents	663,786	62,560
Cash and cash equivalents - beginning of period	449,893	390,889
Cash and cash equivalents - end of period	$1,113,679	$453,449

Supplementary information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions during the periods for:
Common stock issued for services	$89,812	$-
Common stock options	$23,258	$-

See notes to unaudited consolidated financial statements.

Index
PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2011, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by PeopleString Corporation (“PeopleString” or the “Company”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2010 was derived from audited financial statements.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. At June 30, 2011, PeopleString owned 100% of RewardString’s outstanding common stock. RewardString is currently PeopleString’s only subsidiary.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are summarized in Note 1 of the Company’s annual report on Form 10-K for the period ended December 31, 2010.  There were no significant changes to these accounting policies during the six months ended June 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 2. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period. All potentially dilutive securities at June 30, 2011, which include common stock warrants and options, have been excluded from the computation, as their effect is antidilutive.

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

As of June 30, 2011 and December 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the six months ended June 30, 2011 and the year ended December 31, 2010.

Index
PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Assets at Fair Value at Period End, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
June 30, 2011	$1,113,679	$1,113,679	$-	$-
December 31, 2010	$449,893	$449,893	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of June 30, 2011 and December 31, 2010.

NOTE 4. INCOME TAXES

PeopleString applies the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes” (ASC 740). A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of June 30, 2011 and December 31, 2010 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as PeopleString may incur losses.

Components of deferred income tax assets are as follows:

	June 30, 2011	December 31, 2010
Deferred tax assets - current	Tax Effect	Tax Effect
Benefit due to loss carryforward	$322,734	$99,880
Valuation allowance	(322,734)	(99,880)
	$-	$-

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

NOTE 5. ACCRUED EXPENSES

PeopleString’s incentive-based social network allows users to earn money based on their online and offline activities. PeopleString makes payments to users who have an earned balance of at least $25, have been active users in the past 90 days and select a payment option. Network earnings are monitored by PeopleString’s management. For the six months ended June 30, 2011 and 2010, PeopleString made payments totaling $212,836 and $352,281, respectively.

In addition, for active users, PeopleString accrues amounts earned, but not yet paid. Accrued expenses for network earnings at June 30, 2011 and December 31, 2010 were $201,189 and $226,596, respectively. Other accrued expenses at June 30, 2011 and December 31, 2010 were $126 and $55,140, respectively, primarily for professional fees.

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

In May 2011, PeopleString issued 2,400,000 shares of its common stock at a per share purchase price of $0.50 and received $1,200,000 in gross proceeds. In connection with the issuance of the purchased shares, the Company also issued to the investors warrants as discussed in Note 7, and allocated $197,100 to the warrants based on fair market value.

NOTE 7. SHARE-BASED COMPENSATION

Warrants:

As discussed in Note 6, In May, 2011, the Company issued shares for proceeds. In connection with the issuance of the purchased shares, the Company also issued to the investors Series A warrants (the “Series A Warrants”) to purchase fully paid and nonassessable shares of common stock, Series B warrants (the “Series B Warrants”) to purchase fully paid and nonassessable shares of common stock, and Series C Warrants (the “Series C Warrants” and collectively with the Series A Warrants and the Series B Warrants, the “Warrants”) to purchase fully paid and nonassessable shares of common stock. The initial exercise price of the Series A Warrants is $0.70 per share, with a term of exercise equal to five (5) years from the Closing Date and exercisable into shares of common stock equal to 50% of the Purchased Shares. The initial exercise price of the Series B Warrants is $0.50 per share, with a term of exercise equal to eighteen (18) months from the Closing Date and exercisable into shares of common stock equal to 100% of the Purchased Shares. The initial exercise price of the Series C Warrants is $0.70 per share, with a term of exercise equal to five (5) years from the Closing Date, which vest proportionally upon the exercise of the Series B Warrants, and exercisable into shares of common stock equal to 50% of the Purchased Shares. In connection with the offering, the Placement Agent received from the Company: (i) cash commissions equal to 7% of the gross proceeds received by the Company; and (ii) warrants to purchase such number of securities equal to 7% of the Purchased Shares (the “Agent Warrants”). The Agent Warrants are on the same terms as the Series A warrants.

The number of shares of common stock to be received upon the exercise of the Warrants (the “Warrant Shares”) and the exercise price of the Warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the Closing Date. In connection with the Offering, we granted the Investors registration rights pursuant to a registration rights agreement (the “Registration Rights Agreement”). The Company is required to file a registration statement in order to register the Purchased Shares and the Warrant Shares. Pursuant to the terms of the Registration Rights Agreement, the Company is required to file a registration statement within 30 days following the Closing Date and will cause the registration statement to be declared effective within 90 days of the Closing Date (120 days in the event the SEC reviews the registration statement).

The number of warrants outstanding as of January 1, 2011 and changes to such number during the six months ended June 30, 2011 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2011	-	$-	-	$-
Warrants granted	4,968,000	$0.60
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at June 30, 2011	4,968,000	$0.60	3.6	$-
Warrants exercisable at June 30, 2011	3,768,000	$0.57	2.7	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of the Company’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the six months ended June 30, 2011 and 2010 were 4,968,000 and 0, respectively.

No warrants were exercised and no cash received during the six months ended June 30, 2011 and 2010.

During the six months ended June 30, 2011 and 2010, no warrants were cancelled, forfeited or expired.

Index
PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2011, PeopleString granted incentive stock options to purchase 1,255,000 shares of PeopleString’s common stock under its Equity Incentive Plan to certain of PeopleString’s employees and non-qualified stock options to purchase 25,000 shares of PeopleString’s common stock under its Equity Incentive Plan to certain of PeopleString’s consultants. The incentive stock options were granted at an exercise price of $0.85 per underlying share and vest over a period of one or two years.

For the three months ended June 30, 2011 and 2010, PeopleString recorded stock-based option compensation expense of $18,415 and $0, respectively.  For the six months ended June 30, 2011 and 2010, PeopleString recorded stock-based option compensation expense of $23,257 and $0, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

The number of stock options outstanding as of January 1, 2011 and changes to such number during the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	-	$-	-	$-
Options granted	16,704,500	$0.48
Options exercised	-	$-
Options cancelled/forfeited/expired	(843,000)	$0.47
Options outstanding at June 30, 2011	15,861,500	$0.48	3.1	$616,000
Options exercisable at June 30, 2011	4,589,125	$0.40	3.3	$257,125

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of the Company’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Options granted during the six months ended June 30, 2011 and 2010 were 16,704,500 and 0, respectively.

No options were exercised, no cash received and no tax benefit was attributable from option exercises and purchases of shares for the six months ended June 30, 2011 and 2010.

During the six months ended June 30, 2011 and 2010, options to purchase a total of 843,000 and 0, respectively, shares of PeopleString’s common stock were forfeited with an aggregate intrinsic value of $0 and $0, respectively, at the date of forfeiture.

Index
PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Six Months Ended
	June 30,
	2011	2010
Risk-free interest rate	0.5%	-%
Expected volatility	43.2%	-%
Expected life (in years)	1.6	-
Dividend yield	-	-

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

NOTE 8. RELATED PARTY TRANSACTIONS

Technology License and Shared Services Agreement:

On April 2, 2009, PeopleString entered into a verbal agreement with BigString, a related party, to license BigString’s messaging technology and share the cost of certain common services. At June 30, 2011, BigString was a significant, non-majority stockholder of PeopleString’s common stock. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Under the agreement, BigString provides messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charges PeopleString fees that are higher in aggregate than BigString charges other third parties for outsourced messaging services. For the three months ended June 30, 2011 and 2010, the amount incurred by PeopleString for the licensing was $10,500 and $10,500, respectively. For the six months ended June 30, 2011 and 2010, the amount incurred by PeopleString for the licensing was $21,000 and $21,000, respectively.

Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company. Payments are due quarterly. In 2009, the shared services included hosting, insurance, rent, payroll and miscellaneous general and administrative expenses, and were primarily paid by BigString. In 2010, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses, and were primarily paid by PeopleString by year-end. For the three months ended June 30, 2011 and 2010, the amount incurred by BigString for the shared expense was $38,977 and $(3,280), respectively. For the six months ended June 30, 2011 and 2010, the amount incurred by BigString for the shared expense was $76,098 and $(26,353), respectively. PeopleString’s management determined, in their sole discretion, based on their subjective estimate of the amount of time devoted to each company, the amount incurred and paid for the shared services that is allocated to PeopleString.

On August 3, 2009, PeopleString entered into a verbal agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of PeopleString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly and are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. Expenses for the three months ended June 30, 2011 and 2010 were $11,026 and $9,306, respectively. Expenses for the six months ended June 30, 2011 and 2010 were $32,955 and $39,901, respectively.

Index
PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases:

PeopleString shares office space with BigString. Beginning June 1, 2010, PeopleString paid for its shared office space directly to BigString’s landlord. PeopleString leases a secondary office and hosting facilities. Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2011	$8,267

Rental expenses were $5,676 and $4,523 for the three months ended June 30, 2011 and 2010, respectively. Rental expenses were $11,299 and $9,067 for the six months ended June 30, 2011 and 2010, respectively.

Excluding shared services and a licensing fee to BigString, computer co-location, power and Internet access expenses were $13,125 and $15,432 for the three months ended June 30, 2011 and 2010, respectively. Excluding shared services and a licensing fee to BigString, computer co-location, power and Internet access expenses were $23,942 and $24,694 for the six months ended June 30, 2011 and 2010, respectively.

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

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about PeopleString Corporation’s (“PeopleString” or the “Company”) financial condition and results of operations for the three and six months ended June 30, 2011 and 2010.  This information should be read in conjunction with PeopleString’s unaudited consolidated financial statements for the three and six months ended June 30, 2011 and 2010, including the related notes thereto, which begin on page 1 of this report. These unaudited consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010 of the Company. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Background

PeopleString was incorporated in the State of Delaware on January 2, 2009. The Company was formed to develop technology that would allow users of social networks to earn incentives through online and offline activities by the user and his or her network. In March 2009, PeopleString’s incentive-based social network was introduced to the market.

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. At June 30, 2011, PeopleString owned 100% of RewardString’s outstanding common stock. RewardString is currently PeopleString’s only subsidiary.

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

PeopleString offers multiple tiers of the PeopleDeals Platform. A basic service has been set up as a trial for local merchants who are contemplating moving their marketing from local mail, such as Valpak or Clipper Magazine, to an online, social platform. A professional service allows merchants to create and modify deals instantly based on real-time feedback while avoiding revenue reductions of up to 75% which may occur with some online deal sites, such as Groupon or LivingSocial. The deluxe service provides convenience by letting businesses outsource their social media campaigns. Finally, the enterprise service provides the flexibility often needed by large businesses to customize their promotional efforts to target select consumers with their amplified reach.

Index

We promote our service and products primarily through word of mouth by our members to potential members. We augment this viral marketing with tools that our members can leverage to help recruit additional members, including hosted landing pages and collateral. We also allow ‘up-line’ members to volunteer to lead webinars where they can work more closely with potential members.

While we have not advertised to date, we may initiate branding and/or direct response campaigns in the future, including messaging and email tag lines, organic search, paid search, banners, blogs, social networks, video and other viral tactics, multimedia, print, and radio as well as through endorsements and alliances with marketing affiliates.

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

Index

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

Recent Accounting Pronouncements.  PeopleString’s significant accounting policies are summarized in Note 1 of PeopleString’s consolidated financial statements for the years ended December 31, 2010 and 2009.  There were no significant changes to these accounting policies during the three and six months ended June 30, 2011 and 2010 and PeopleString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Results of Operations

For the Three Months Ended June 30, 2011 and 2010

Net Earnings (Loss).  For the three months ended June 30, 2011, net loss was $380,742, as compared to net earnings of $41,372 for the three months ended June 30, 2010. The $422,114 increase in net loss was primarily attributable to a $388,613 decrease in revenues and $33,840 increase in operating expenses.

Revenues.  For the three months ended June 30, 2011, revenues were $303,221, a $388,613 decrease from revenues of $691,834 earned in the three months ended June 30, 2010. Of the revenues generated for the three months ended June 30, 2011, $164,500 was generated from product and service fees and $138,721 was generated from advertisers and affiliates, as compared to $505,449 from product and service fees and $186,385 from advertisers and affiliates for the three months ended June 30, 2010.

•
The $340,949 decrease in product and service fees for the three months ended June 30, 2011 over the same prior year period was primarily due to a pause in premium subscriptions as the Company introduced new products and services, including InstaPortal, PeopleDeals and shareItUp.

•
Advertising and affiliate revenues are paid based on a mix of impressions, clicks and actions. The $47,664 decrease in advertising and affiliate fees for the three months ended June 30, 2011 over the same prior year period was primarily due to lower traffic due to a lower number of users, partially offset by a greater amount of time spent on PeopleString’s site by its members.

Operating Expenses.  For the three months ended June 30, 2011, operating expenses were $684,578, a $33,840 increase from operating expenses of $650,738 incurred in the three months ended June 30, 2010.

•
Cost of revenues: Cost of revenues for the three months ended June 30, 2011 were $109,841, as compared to $358,985 for the same prior year period.  The $249,144 decrease in cost was primarily attributable to decreased network payments to users.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the three months ended June 30, 2011 were $574,737, as compared to $291,753 for the same prior year period.  The $282,984 increase in expense was primarily attributable to increased professional, staffing and associated overhead expenses.

Other Income.  For the three months ended June 30, 2011, other income was $615, a $339 increase over other income of $276 in the three months ended June 30, 2011.  The increase was primarily attributable to higher average cash balances.

Index

Income Taxes.  For the three months ended June 30, 2011 and 2010, PeopleString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

For the Six Months Ended June 30, 2011 and 2010

Net Earnings (Loss).  For the six months ended June 30, 2011, net loss was $636,728, as compared to net earnings of $34,658 for the six months ended June 30, 2010. The $671,386 increase in net loss was primarily attributable to a $523,497 decrease in revenues and $148,231 increase in operating expenses.

Revenues.  For the six months ended June 30, 2011, revenues were $579,523, a $523,497 decrease from revenues of $1,103,020 earned in the six months ended June 30, 2010. Of the revenues generated for the six months ended June 30, 2011, $281,417 was generated from product and service fees and $298,106 was generated from advertisers and affiliates, as compared to $765,399 from product and service fees and $310,488 from advertisers and affiliates for the six months ended June 30, 2010.

•
The $483,982 decrease in product and service fees for the six months ended June 30, 2011 over the same prior year period was primarily due to a pause in premium subscriptions as the Company introduced new products and services, including InstaPortal, PeopleDeals and shareItUp.

•
Advertising and affiliate revenues are paid based on a mix of impressions, clicks and actions. The $12,382 decrease in advertising and affiliate fees for the six months ended June 30, 2011 over the same prior year period was primarily due to lower traffic due to a lower number of users, partially offset by a greater amount of time spent on PeopleString’s site by its members.

Operating Expenses.  For the six months ended June 30, 2011, operating expenses were $1,217,169, a $148,231 increase from operating expenses of $1,068,938 incurred in the six months ended June 30, 2010.

•
Cost of revenues: Cost of revenues for the six months ended June 30, 2011 were $289,434, as compared to $544,497 for the same prior year period.  The $255,063 decrease in cost was primarily attributable to decreased network payments to users.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the six months ended June 30, 2011 were $927,735, as compared to $524,441 for the same prior year period.  The $403,294 increase in expense was primarily attributable to increased professional, staffing and associated overhead expenses.

Other Income.  For the six months ended June 30, 2011, other income was $918, a $342 increase over other income of $576 in the six months ended June 30, 2011.  The increase was primarily attributable to higher average cash balances, partially offset by lower rates.

Income Taxes.  For the six months ended June 30, 2011 and 2010, PeopleString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

Liquidity and Capital Resources

PeopleString’s operating and capital requirements have exceeded its cash flow from operations while PeopleString has been building its business.  Since inception through June 30, 2011, PeopleString has used $605,836 in operating and investing activities. PeopleString has also received $1,719,515 of investments from PeopleString’s stock and warrant holders.

At June 30, 2011, PeopleString’s unaudited consolidated financial statements reflect total current assets of $1,240,620, total current liabilities of $263,683 and working capital of $976,937. PeopleString’s cash balance as of June 30, 2011 was $1,113,679, which was an increase of $663,786 from the cash balance of $449,893 as of December 31, 2010. This increase to the cash balance was primarily attributable to the investments in PeopleString common stock and warrants, partially offset by a net loss.

Index

Management believes PeopleString’s current cash balance of $958,477 at August 8, 2011 is sufficient to fund the minimum level of operations for the next twelve months.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PeopleString Corporation
Registrant

Dated: August 15, 2011	By:	/s/ Darin M. Myman
Darin M. Myman President and Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2011		/s/ Robert S. DeMeulemeester
Robert S. DeMeulemeester Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL)

 E-1