Form 10-Q
period 2011-09-30
PEOPLESTRING CORP
filed 2011-11-14
CIK 1455819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of Common Stock outstanding at November 14, 2011:

Common Stock, par value $0.00001 per share	37,618,500
(Class)	(Number of Shares)

PEOPLESTRING CORPORATION
FORM 10-Q
SEPTEMBER 30, 2011

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

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements.  Except as may be required under applicable securities laws, the registrant is under no duty to update any of the forward-looking statements contained herein after the date of this quarterly report on Form 10-Q.

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2010 of PeopleString Corporation (“PeopleString” or the “Company”).

The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results of the entire fiscal year or for any other period.

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$707,797	$449,893
Accounts receivable - net of allowance of $5,190 and $5,350	112,842	162,665
Prepaid expenses and other current assets	775	678
Total current assets	$821,414	$613,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,943	$30,905
Accrued expenses	149,593	281,736
Total current liabilities	174,536	312,641

Stockholders' equity:
Common stock, $0.00001 par value - authorized 250,000,000 shares; issued and outstanding 37,618,500 and 33,900,000 shares, respectively	376	339
Additional paid in capital	1,964,803	585,626
Deficit	(1,318,301)	(285,370)
Total stockholders' equity	646,878	300,595
Total liabilities and stockholders' equity	$821,414	$613,236

See notes to unaudited consolidated financial statements.

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$108,521	$865,325	$688,044	$1,968,345
Operating expenses:
Cost of revenues	11,429	479,764	300,863	1,024,261
Research, development, sales, general and administrative	494,080	333,596	1,421,815	858,037
Total operating expenses	505,509	813,360	1,722,678	1,882,298
(Loss) income from operations	(396,988)	51,965	(1,034,634)	86,047
Other income:
Interest income	785	527	1,703	1,103
(Loss) earnings before provision for income taxes	(396,203)	52,492	(1,032,931)	87,150
Provision for income taxes	-	-	-	-
Net (loss) earnings	$(396,203)	$52,492	$(1,032,931)	$87,150
Net (loss) earnings per common share:
Basic and diluted	$(0.01)	$0.00	$(0.03)	$0.00
Weighted average common shares outstanding:
Basic and diluted	37,025,022	33,900,000	35,719,852	33,900,000

See notes to unaudited consolidated financial statements.

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (Unaudited)

		Common Stock		Additional
		No. of		Paid-In
	Total	Shares	Amount	Capital	Deficit

Balance, January 1, 2010	$247,951	33,900,000	$339	$585,626	$(338,014)
Net earnings	52,644	-	-	-	52,644
Balance, December 31, 2010	300,595	33,900,000	339	585,626	(285,370)
Stock-based compensation expense	41,402	-	-	41,402	-
Issuance of common stock for services (valued at $0.125 and $0.08 per share)	137,812	1,318,500	13	137,799	-
Sale of common stock (at $0.50 per share) and warrants	1,002,900	2,400,000	24	1,002,876
Allocation to warrants from sale of common stock (at $0.50 per share) and warrants	197,100			197,100
Net loss	(1,032,931)	-	-	-	(1,032,931)
Balance, September 30, 2011	$646,878	37,618,500	$376	$1,964,803	$(1,318,301)

See notes to unaudited consolidated financial statements.

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) earnings	$(1,032,931)	$87,150
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Non-cash stock-based compensation	179,214	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	49,823	(84,145)
(Increase) in prepaid expenses and other current assets	(97)	(445)
(Decrease) increase in accounts payable	(5,962)	27,353
(Decrease) increase in accrued expenses	(132,143)	112,822
Net cash (used in) provided by operating activities	(942,096)	142,735
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,200,000	-
Net cash from financing activities	1,200,000	-
Net change in cash and cash equivalents	257,904	142,735
Cash and cash equivalents - beginning of period	449,893	390,889
Cash and cash equivalents - end of period	$707,797	$533,624

Supplementary information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions during the periods for:
Common stock issued for services	$137,812	$-
Common stock options	$41,402	$-

See notes to unaudited consolidated financial statements.

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2011, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by PeopleString Corporation (“PeopleString” or the “Company”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2010 was derived from audited financial statements.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

ORGANIZATION

PeopleString was incorporated in the State of Delaware on January 2, 2009. The Company was formed to develop technology that would allow users of social networks to earn incentives through online and offline activities by the user and his or her network. In March 2009, PeopleString’s incentive-based social network was introduced to the market.

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. At September 30, 2011, PeopleString owned 100% of RewardString’s outstanding common stock. RewardString is currently PeopleString’s only subsidiary.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PeopleString and its subsidiary, RewardString, which is a wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are summarized in Note 1 of the Company’s annual report on Form 10-K for the period ended December 31, 2010.  There were no significant changes to these accounting policies during the nine months ended September 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 2. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period. All potentially dilutive securities at September 30, 2011, which include common stock warrants and options, have been excluded from the computation, as their effect is antidilutive.

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

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2011 and December 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the nine months ended September 30, 2011 and the year ended December 31, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	Assets at Fair Value at Period End, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
September 30, 2011	$707,797	$707,797	$-	$-
December 31, 2010	$449,893	$449,893	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of September 30, 2011 and December 31, 2010.

NOTE 4. INCOME TAXES

PeopleString applies the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes” (ASC 740). A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of September 30, 2011 and December 31, 2010 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as PeopleString may incur losses.

Components of deferred income tax assets are as follows:

	September 30, 2011	December 31, 2010
Deferred tax assets - current	Tax Effect	Tax Effect
Benefit due to loss carryforward	$461,405	$99,880
Valuation allowance	(461,405)	(99,880)
	$-	$-

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

NOTE 5. ACCRUED EXPENSES

PeopleString’s incentive-based social network allows users to earn money based on their online and offline activities. PeopleString makes payments to users who have an earned balance of at least $25, have been active users in the past 90 days and select a payment option. Network earnings are monitored by PeopleString’s management. For the nine months ended September 30, 2011 and 2010, PeopleString made payments totaling $256,667 and $788,936, respectively.

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition, for active users, PeopleString accrues amounts earned, but not yet paid. Accrued expenses for network earnings at September 30, 2011 and December 31, 2010 were $143,093 and $226,596, respectively. Other accrued expenses at September 30, 2011 and December 31, 2010 were $6,500 and $55,140, respectively, primarily for professional fees.

NOTE 6. COMMON STOCK

In January 2011, PeopleString issued 668,500 shares of its common stock, valued at $0.125 per share, in consideration for marketing services provided by 33 vendors. PeopleString recorded expense of $83,562 in connection with the issuance of these shares. Fair market value was based on the most recent prior private placement per share purchase price.

Also in January 2011, PeopleString issued 50,000 shares of its common stock, valued at $0.125 per share, in consideration for investment banking services provided by Buckman, Buckman & Reid. PeopleString recorded expense of $6,250 in connection with the issuance of these shares. Fair market value was based on the most recent prior private placement per share purchase price.

In May 2011, PeopleString issued 2,400,000 shares of its common stock at a per share purchase price of $0.50 and received $1,200,000 in gross proceeds. In connection with the issuance of the purchased shares, the Company also issued to the investors warrants as discussed in Note 7, and allocated $197,100 to the warrants based on fair market value.

In September 2011, PeopleString issued 600,000 shares of its common stock, valued at $0.08 per share at September 30, 2011, in consideration for investor relations services provided by a vendor and recorded expense of $48,000 in connection with the issuance of these shares.

NOTE 7. SHARE-BASED COMPENSATION

Warrants:

As discussed in Note 6, In May, 2011, the Company issued shares for proceeds. In connection with the issuance of the purchased shares, the Company also issued to the investors Series A warrants (the “Series A Warrants”) to purchase 1,200,000 fully paid and nonassessable shares of common stock, Series B warrants (the “Series B Warrants”) to purchase 2,400,000 fully paid and nonassessable shares of common stock, and Series C Warrants (the “Series C Warrants” and collectively with the Series A Warrants and the Series B Warrants, the “Warrants”) to purchase 1,200,000 fully paid and nonassessable shares of common stock. The initial exercise price of the Series A Warrants is $0.70 per share, with a term of exercise equal to five (5) years from the Closing Date and exercisable into shares of common stock equal to 50% of the Purchased Shares. The initial exercise price of the Series B Warrants is $0.50 per share, with a term of exercise equal to eighteen (18) months from the Closing Date and exercisable into shares of common stock equal to 100% of the Purchased Shares. The initial exercise price of the Series C Warrants is $0.70 per share, with a term of exercise equal to five (5) years from the Closing Date, which vest proportionally upon the exercise of the Series B Warrants, and exercisable into shares of common stock equal to 50% of the Purchased Shares. In connection with the offering, the Placement Agent received from the Company: (i) cash commissions equal to 7% of the gross proceeds received by the Company; and (ii) warrants to purchase such number of securities equal to 7% of the Purchased Shares (the “Agent Warrants”). The Agent Warrants are on the same terms as the Series A warrants.

The number of shares of common stock to be received upon the exercise of the Warrants (the “Warrant Shares”) and the exercise price of the Warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the Closing Date. In connection with the Offering, we granted the Investors registration rights pursuant to a registration rights agreement (the “Registration Rights Agreement”). The Company was required to file a registration statement in order to register the Purchased Shares and the Warrant Shares. The registration statement was declared effective September 15, 2011.

The number of warrants outstanding as of January 1, 2011 and changes to such number during the nine months ended September 30, 2011 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2011	-	$-	-	$-
Warrants granted	4,968,000	$0.60
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at September 30, 2011	4,968,000	$0.60	3.3	$-
Warrants exercisable at September 30, 2011	3,768,000	$0.57	2.4	$-

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of the Company’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the nine months ended September 30, 2011 and 2010 were 4,968,000 and 0, respectively.

No warrants were exercised and no cash received during the nine months ended September 30, 2011 and 2010.

During the nine months ended September 30, 2011 and 2010, no warrants were cancelled, forfeited or expired.

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

For the three months ended September 30, 2011 and 2010, PeopleString recorded stock-based option compensation expense of $18,145 and $0, respectively.  For the nine months ended September 30, 2011 and 2010, PeopleString recorded stock-based option compensation expense of $41,402 and $0, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

The number of stock options outstanding as of January 1, 2011 and changes to such number during the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	-	$-	-	$-
Options granted	16,704,500	$0.48
Options exercised	-	$-
Options cancelled/forfeited/expired	(958,000)	$0.40
Options outstanding at September 30, 2011	15,746,500	$0.48	2.9	$-
Options exercisable at September 30, 2011	5,729,125	$0.38	3.3	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of the Company’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Options granted during the nine months ended September 30, 2011 and 2010 were 16,704,500 and 0, respectively.

No options were exercised, no cash received and no tax benefit was attributable from option exercises and purchases of shares for the nine months ended September 30, 2011 and 2010.

During the nine months ended September 30, 2011 and 2010, options to purchase a total of 958,000 and 0, respectively, shares of PeopleString’s common stock were forfeited with an aggregate intrinsic value of $0 and $0, respectively, at the date of forfeiture.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

Nine Months Ended
September 30,
	2011	2010
Risk-free interest rate	-%	-%
Expected volatility	-%	-%
Expected life (in years)	-	-
Dividend yield	-	-

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

NOTE 8. RELATED PARTY TRANSACTIONS

Technology License and Shared Services Agreement:

On April 2, 2009, PeopleString entered into a verbal agreement with BigString, a related party, to license BigString’s messaging technology and share the cost of certain common services. At September 30, 2011, BigString was a significant, non-majority stockholder of PeopleString’s common stock. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Under the agreement, BigString provides messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charges PeopleString fees that are higher in aggregate than BigString charges other third parties for outsourced messaging services. For the three months ended September 30, 2011 and 2010, the amount incurred by PeopleString for the licensing was $10,500 and $10,500, respectively. For the nine months ended September 30, 2011 and 2010, the amount incurred by PeopleString for the licensing was $31,500 and $31,500, respectively.

Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company. Payments are due quarterly. In 2010, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses, and were primarily paid by PeopleString by year-end. For the three months ended September 30, 2011 and 2010, the amount incurred by BigString for the shared expense was $37,728 and $10,455, respectively. For the nine months ended September 30, 2011 and 2010, the amount incurred by BigString for the shared expense was $113,826 and $(15,899), respectively. PeopleString’s management determined, in their sole discretion, based on their subjective estimate of the amount of time devoted to each company, the amount incurred and paid for the shared services that is allocated to PeopleString.

On August 3, 2009, PeopleString entered into a verbal agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of PeopleString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly and are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. Expenses for the three months ended September 30, 2011 and 2010 were $0 and $9,856, respectively. Expenses for the nine months ended September 30, 2011 and 2010 were $32,955 and $49,758, respectively.

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases:

PeopleString shares office space with BigString. Beginning June 1, 2010, PeopleString paid for its shared office space directly to BigString’s landlord. PeopleString leases a secondary office and hosting facilities. Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2011	$2,226
2012	742
$2,968

Rental expenses were $5,676 and $6,252 for the three months ended September 30, 2011 and 2010, respectively. Rental expenses were $16,975 and $15,319 for the nine months ended September 30, 2011 and 2010, respectively.

Excluding shared services and a licensing fee to BigString, computer co-location, power and Internet access expenses were $20,938 and $12,614 for the three months ended September 30, 2011 and 2010, respectively. Excluding shared services and a licensing fee to BigString, computer co-location, power and Internet access expenses were $44,880 and $37,308 for the nine months ended September 30, 2011 and 2010, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about PeopleString Corporation’s (“PeopleString” or the “Company”) financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010.  This information should be read in conjunction with PeopleString’s unaudited consolidated financial statements for the three and nine months ended September 30, 2011 and 2010, including the related notes thereto, which begin on page 1 of this report. These unaudited consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010 of the Company. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Background

PeopleString was incorporated in the State of Delaware on January 2, 2009. The Company was formed to develop technology that would allow users of social networks to earn incentives through online and offline activities by the user and his or her network. In March 2009, PeopleString’s incentive-based social network was introduced to the market.

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. At September 30, 2011, PeopleString owned 100% of RewardString’s outstanding common stock. RewardString is currently PeopleString’s only subsidiary.

Overview

PeopleString began as a technology firm, that created an incentive-based social network which allows users to aggregate and share the revenue generated from their online activities, communication and social networking through its website located at www.PeopleString.com. The Company’s “InstaPortal” technology helps users design slices of Internet sites they wish to capture and have those slices appear in a convenient, home page. PeopleString has also developed a service, PeopleDeals & Marketplace Platform, which enables marketers, from local merchants to global brands, to utilize social media as part of their marketing operations. Consumers and local merchants can access the website at www.PeopleDeals.com and brands and agencies can access the website at www.ShareItUp.com. In addition to aggregating deals for consumers by criteria, such as geographical location or interest, the PeopleDeals Platform encourages consumers to share deals within their networks through PeopleString’s “ShareItUp” technology.

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

In September 2011, PeopleString entered into a strategic marketing agreement with Cameo Stars, with an option to purchase the assets of Cameo Stars. Cameo Stars is providing consulting and marketing services on PeopleString’s ShareItUp platform.

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

PeopleString has tested multiple tiers of the PeopleDeals Platform. The Company completed its trial testing on a free, basic service for local merchants who are contemplating moving their marketing from local mail, such as Valpak or Clipper Magazine, to an online, social platform. Based on customer feedback, PeopleString released its Cost Per Share (CPS) model for local merchants in October 2011; the CPS model aligns merchant payments with ‘shares’ of their deals.

The Company also developed its ShareItUp Platform for brands and agencies and began offering deals through a closed Beta program in November 2011. This professional service allows merchants to create and modify deals instantly based on real-time feedback while avoiding revenue reductions of up to 75% which may occur with some online deal sites. The service provides the flexibility often needed by large businesses to customize their promotional efforts to target select consumers with their amplified reach.

We promote our social network service and products primarily through word of mouth by our members to potential members. We augment this viral marketing with tools that our members can leverage to help recruit additional members, including hosted landing pages and collateral. We also allow ‘up-line’ members to volunteer to lead webinars where they can work more closely with potential members.

We initiated branding efforts on our PeopleDeals, ShareItUp and Cost per Share services and products. Activities in the future may include further branding and/or direct response campaigns, including messaging and email tag lines, organic search, paid search, banners, blogs, social networks, video and other viral tactics, multimedia, print, and radio as well as through endorsements and alliances with marketing affiliates.

Our promotions may also include partnerships, hosting, private label, co-branded solutions and software as a service (“SaaS”). Web publishers and content sites may offer our services to their existing registered member base as well as all future members that register; web publishers and content sites are responsible for marketing. We may also promote out services and products through agencies that offer our SaaS solution to their clients. In conjunction with contracts to provide services to marketing affiliates, PeopleString may be obligated to make payments, which may represent a portion of revenue, to its marketing affiliates.

In order for us to grow our business and increase our revenue, it is critical for us to attract and retain new users and customers. For us to increase our social networking revenue, we need to establish a large customer base. A large customer base of our free services provides us with more opportunities to sell our premium services, which could result in increased revenue.  In addition, a large customer base may allow us to increase our advertising rates and attract other Internet based advertising and marketing firms to advertise and form marketing affiliations with us, which could result in increased advertising and product fee revenues.

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

Recent Accounting Pronouncements.  PeopleString’s significant accounting policies are summarized in Note 1 of PeopleString’s consolidated financial statements for the years ended December 31, 2010 and 2009.  There were no significant changes to these accounting policies during the three and nine months ended September 30, 2011 and 2010 and PeopleString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Results of Operations

For the Three Months Ended September 30, 2011 and 2010

Net Earnings (Loss).  For the three months ended September 30, 2011, net loss was $396,203, as compared to net earnings of $52,492 for the three months ended September 30, 2010. The $448,695 increase in net loss was primarily attributable to a $756,804 decrease in revenues, partially offset by a $307,851 decrease in operating expenses.

Revenues.  For the three months ended September 30, 2011, revenues were $108,521, a $756,804 decrease from revenues of $865,325 earned in the three months ended September 30, 2010. Of the revenues generated for the three months ended September 30, 2011, $33,705 was generated from product and service fees and $74,816 was generated from advertisers and affiliates, as compared to $713,733 from product and service fees and $151,592 from advertisers and affiliates for the three months ended September 30, 2010.

•
The $680,028 decrease in product and service fees for the three months ended September 30, 2011 over the same prior year period was primarily due to a pause in premium subscriptions as the Company developed and tested new products and services, including PeopleDeals and ShareItUp.

•
Advertising and affiliate revenues are paid based on a mix of impressions, clicks and actions. The $76,776 decrease in advertising and affiliate fees for the three months ended September 30, 2011 over the same prior year period was primarily due to lower traffic due to a lower number of users.

Operating Expenses.  For the three months ended September 30, 2011, operating expenses were $505,509, a $307,851 decrease from operating expenses of $813,360 incurred in the three months ended September 30, 2010.

•
Cost of revenues: Cost of revenues for the three months ended September 30, 2011 were $11,429, as compared to $479,764 for the same prior year period.  The $468,335 decrease in cost was primarily attributable to decreased network payments to users.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the three months ended September 30, 2011 were $494,080, as compared to $333,596 for the same prior year period.  The $160,484 increase in expense was primarily attributable to increased professional, staffing and associated overhead expenses.

Other Income.  For the three months ended September 30, 2011, other income was $785, a $258 increase over other income of $527 in the three months ended September 30, 2011.  The increase was primarily attributable to higher average cash balances.

Income Taxes.  For the three months ended September 30, 2011 and 2010, PeopleString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

For the Nine months Ended September 30, 2011 and 2010

Net Earnings (Loss).  For the nine months ended September 30, 2011, net loss was $1,032,931, as compared to net earnings of $87,150 for the nine months ended September 30, 2010. The $1,120,081 increase in net loss was primarily attributable to a $1,280,301 decrease in revenues, partially offset by a $159,620 decrease in operating expenses.

Revenues.  For the nine months ended September 30, 2011, revenues were $688,044, a $1,280,301 decrease from revenues of $1,968,345 earned in the nine months ended September 30, 2010. Of the revenues generated for the nine months ended September 30, 2011, $315,122 was generated from product and service fees and $372,922 was generated from advertisers and affiliates, as compared to $1,506,265 from product and service fees and $462,080 from advertisers and affiliates for the nine months ended September 30, 2010.

•
The $1,191,144 decrease in product and service fees for the nine months ended September 30, 2011 over the same prior year period was primarily due to a pause in premium subscriptions as the Company developed and tested new products and services, including PeopleDeals and ShareItUp.

•
Advertising and affiliate revenues are paid based on a mix of impressions, clicks and actions. The $89,158 decrease in advertising and affiliate fees for the nine months ended September 30, 2011 over the same prior year period was primarily due to lower traffic due to a lower number of users.

Operating Expenses.  For the nine months ended September 30, 2011, operating expenses were $1,722,678, a $159,620 decrease from operating expenses of $1,882,298 incurred in the nine months ended September 30, 2010.

•
Cost of revenues: Cost of revenues for the nine months ended September 30, 2011 were $300,863, as compared to $1,024,261 for the same prior year period. The $723,398 decrease in cost was primarily attributable to decreased network payments to users.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the nine months ended September 30, 2011 were $1,421,815, as compared to $858,037 for the same prior year period.  The $563,778 increase in expense was primarily attributable to increased professional, staffing and associated overhead expenses.

Other Income.  For the nine months ended September 30, 2011, other income was $1,703, a $600 increase over other income of $1,103 in the nine months ended September 30, 2011. The increase was primarily attributable to higher average cash balances.

Income Taxes.  For the nine months ended September 30, 2011 and 2010, PeopleString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

Liquidity and Capital Resources

PeopleString’s operating and capital requirements have exceeded its cash flow from operations while PeopleString has been building its business.  From January 1, 2010 through September 30, 2011, PeopleString has used $883,092 in operating and investing activities; PeopleString has also received $1,200,000 of investments from PeopleString’s stock and warrant holders.

At September 30, 2011, PeopleString’s unaudited consolidated financial statements reflect total current assets of $821,414, total current liabilities of $174,536 and working capital of $646,878. PeopleString’s cash balance as of September 30, 2011 was $707,797, which was an increase of $257,904 from the cash balance of $449,893 as of December 31, 2010. This increase to the cash balance was primarily attributable to the investments in PeopleString common stock and warrants, partially offset by a net loss.

Management believes PeopleString’s current cash balance of $563,806 at November 1, 2011 is sufficient to fund the minimum level of operations for the next twelve months.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PeopleString Corporation
Registrant

Dated: November 14, 2011	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2011	/s/ Robert S. DeMeulemeester
Robert S. DeMeulemeester
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
10.1*	Strategic Marketing Agreement, dated September 6, 2011.
10.2*	Business Advisory Agreement, dated September 7, 2011.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Schema
101.CAL ***	XBRL Taxonomy Calculation Linkbase
101.DEF ***	XBRL Taxonomy Definition Linkbase
101.LAB ***	XBRL Taxonomy Label Linkbase
101.PRE ***	XBRL Taxonomy Presentation Linkbase

* Incorporated by reference to the Current Report on Form 8-K filed on September 14, 2011.

** The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PeopleString Corp., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

*** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

E-1