Form 10-K
period 2011-12-31
PEOPLESTRING CORP
filed 2012-03-30
CIK 1455819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

At June 30, 2011, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on The NASDAQ OTC Bulletin Board on June 30, 2011) was $7,453,299.

At March 30, 2012, there were 38,218,500 shares of the Registrant’s common stock outstanding.

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

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. PeopleString currently owns 100% of RewardString’s outstanding common stock.

Overview

PeopleString began as a technology firm, that created an incentive-based social network which allows users to aggregate and share the revenue generated from their online activities, communication and social networking through its website located at www.PeopleString.com. The Company developed an “InstaPortal” technology which helps users design slices of Internet sites they wish to capture and have those slices appear in a convenient, home page. PeopleString has also developed services, PeopleDeals & Marketplace Platform and Share It Up, which enables local merchants, and brands and agencies, respectively, to utilize social media as part of their marketing operations.

Business Strategy, Products and Services

The PeopleString Social Network allows individuals, entrepreneurs and small businesses to manage and aggregate their personal, business and social communications into one user-friendly online dashboard. PeopleString provides the tools necessary to manage and streamline social networking into an easy-to-use command center with useful features. Revenues are generated through the use of email, Internet searches, watching videos and shopping rewards programs.

The multi-tiered affiliate program has significantly helped increase membership and revenues in our business. Rather than using traditional advertising and marketing methods, we create multi-tiered affiliate programs to develop new customers. Once a user is referred and signed up, they are part of the multi-tiered affiliate program. Every time the user earns money, whether it be by viewing an ad, performing an Internet search, shopping through our Web site, receiving a piece of direct mail or using one of our premium services, the initial user that referred the new user will earn money, as well as those in the tiered affiliate program above them for five levels. Pursuant to this program, we share revenue generated from advertising and marketing affiliations with the “active users” of our services, which are defined as those users who are registered users and have logged onto their account within 90 days of the date that the revenue is shared with users. “Active users” consist of both paying (e.g., Premium) and non-paying users of our services.

In January 2011, we introduced an InstaPortal technology that allows users to view continuously updating slices of their favorite websites on their PeopleString homepage. Increased ‘stickiness’ on the PeopleString website may lead to increased traffic, page views and advertising, affiliate and product/services revenue.

In February 2011, the PeopleDeals & Marketplace Platform was introduced to allow local merchants to utilize new social marketing tools to promote the merchants’ business. Merchants create unique social applications, attract and retain customers and leverage their social connections. Merchants can leverage their social connections through PeopleString, email and other social networks, such as Facebook and Twitter, to reach potential customers with special offers.

In April 2011, the Company introduced its social media technology through its PeopleDeals Social Marketing platform for local retailers. It allows retailers and marketers to run campaigns presenting a coupon that increases in value the more it is shared. PeopleDeals Social Marketing platform is a self-service platform and is sold primarily through the PeopleString network.

Index

Also in 2011, the Company introduced its Share It Up platform for brands and agencies. It allows marketers to instantly create social coupons and deals that change in value the more they are shared. By leveraging their customers’ social networks, business can amplify their marketing by encouraging customers to share the message into new social circles. The coupon and deal incentives, combined with trusted recommendations from friends, can motivate consumer trial and cross-purchase transactions both online and in-store. This platform includes many customizable features, such as geo-targeting and Facebook page integration. On the Share It Up platform, advertisers can offer coupons, deals, discounts, samples, rebates, rewards or races; the breadth of products allows brands leverage, whether it be offering ‘must-share’ coupons, allowing customers to unlock premium content, or co-promoting cause marketing offers.

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

While we have advertised minimally to date, we may initiate branding and/or direct response campaigns in the future, including messaging and email tag lines, organic search, paid search, banners, blogs, social networks, video and other viral tactics, multimedia, print, radio and television as well as through alliances with marketing affiliates.

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

Protection of Proprietary Rights

Index

We rely on a combination of U.S. and foreign patent, copyright, trademark and trade secret laws to establish and protect our proprietary rights. In particular, we rely upon our patent application for Method and Apparatus for Web Page Glancing, Serial No. 12/943,760 (‘InstaPortal); our patent application for System and Method for Implementing a Social Coupon String, Serial No. 13/092,54 (‘Share It Up’); our service mark application for the word “PeopleString,” Serial No. 85/238,154; our service mark application for the word “Share It Up,” Serial No. 85/267,507; and the protection of our proprietary information afforded by the Lanham Act of 1946, 15 U.S.C. §§ 1051-1127; the Economic Espionage Act of 1996, 18 U.S.C. §1832; the Uniform Trade Secrets Act; as well as by common-law.  If issued by the United States Patent and Trademark Office, the patents will expire 20 years following the date our patent applications were filed, including November 10, 2030 for Method and Apparatus for Web Page Glancing and April 22, 2031 for System and Method for Implementing a Social Coupon String.  Our service marks will not expire provided that we continue to make routine filings to keep it current with the United States Patent and Trademark Office.

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

Market

PeopleString members are Internet users who seek to utilize the Internet as their source for social networking, news, entertainment, shopping and marketing to other Internet users. Generally, our products and services can be readily accessed through the Internet and thus from virtually anywhere the Internet is accessible. Internet users can access PeopleString’s English language sites, http://www.PeopleString.com, www.PeopleDeals.com, and www.ShareItUp.com on a global basis, 24 hours a day.

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

Employees

We currently have ten employees, a portion of which also share their time and expenses with BigString Corporation (“BigString”). At December 31, 2011, we had ten employees. We believe that our relationship with our employees is satisfactory.  We have not suffered any labor problems since our inception.

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

Index

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

Item 1A.Risk Factors

PeopleString is a smaller reporting company and is therefore not required to provide this information.

Item 1B.Unesolved Staff Comments

None.

Item 2.   Properties

PeopleString shares approximately 1,426 square feet of office space office space at 157 Broad Street, Suite 109, Red Bank, New Jersey 07701 with BigString and made payments to BigString for the shared office space. Beginning June 1, 2010, PeopleString paid for its shared office space directly to BigString’s landlord; the current occupancy rate is $2,300 per month. PeopleString leases a secondary office and hosting facilities which may require PeopleString to pay for executor costs (such as maintenance). While we believe that the offices are adequate to meet our current requirements, we continue to evaluate facility needs and requirements for the future.

Item 3.   Legal Proceedings

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 4.   Mine Safety Disclosure

Not applicable.

Index

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock commenced quotation on the NASDAQ OTC Bulletin Board under the trading symbol “PLPE” on January 25, 2011. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ OTC Bulletin Board. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 2011	High	Low
First Quarter	$1.12	$0.61
Second Quarter	$1.00	$0.30
Third Quarter	$0.45	$0.12
Fourth Quarter	$0.20	$0.03

The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  As of March 30, 2012, we had over fifteen market makers for our common stock, including:  Archipelago Trading Services, Inc., Automated Trading Services, Inc., Buckman, Buckman & Reid, Inc., BMA Securities, Cantor Fitzgerald & Co., Citadel Securities LLC, Collins Stewart LLC, E*Trade Capital Markets, LLC, Knight Equity Markets, L.P., Pershing LLC, Rodman & Renshaw, Inc., Spartan Securities Group, Ltd., The Vertical Trading Group, LLC, UBS Securities, LLC, Vandham Securities Corp. and Vfinance Investments, Inc.

As of March 30, 2012, the approximate number of registered holders of our common stock was 66. As of March 30, 2012, the number of outstanding shares of our common stock was 38,218,500; there were 4,968,000 shares of common stock subject to outstanding warrants, and there were 15,671,500 shares of common stock subject to outstanding stock options. As of March 30, 2012, the Equity Incentive Plan had not been registered with the SEC.

Dividends

No dividends were declared on PeopleString’s common stock in the years ended December 31, 2011 and 2010, and it is anticipated that cash dividends will not be declared on PeopleString’s common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Details of Issuance of Shares of Our Common Stock and Warrants to Investors

On May 23, 2011, PeopleString issued 2,400,000 shares of its common stock at a per share purchase price of $0.50 and received $1,200,000 in gross proceeds. In connection with the issuance of the purchased shares, the Company also issued to the investors Series A warrants (the “Series A Warrants”) to purchase 1,200,000 fully paid and nonassessable shares of common stock, Series B warrants (the “Series B Warrants”) to purchase 2,400,000 fully paid and nonassessable shares of common stock, and Series C Warrants (the “Series C Warrants” and collectively with the Series A Warrants and the Series B Warrants, the “Warrants”) to purchase 1,200,000 fully paid and nonassessable shares of common stock. The initial exercise price of the Series A Warrants is $0.70 per share, with a term of exercise equal to five (5) years from the Closing Date and exercisable into shares of common stock equal to 50% of the Purchased Shares. The initial exercise price of the Series B Warrants is $0.50 per share, with a term of exercise equal to eighteen (18) months from the Closing Date and exercisable into shares of common stock equal to 100% of the Purchased Shares. The initial exercise price of the Series C Warrants is $0.70 per share, with a term of exercise equal to five (5) years from the Closing Date, which vest proportionally upon the exercise of the Series B Warrants, and exercisable into shares of common stock equal to 50% of the Purchased Shares. In connection with the offering, the Placement Agent received from the Company: (i) cash commissions equal to 7% of the gross proceeds received by the Company; and (ii) warrants to purchase such number of securities equal to 7% of the Purchased Shares (the “Agent Warrants”). The Agent Warrants are on the same terms as the Series A warrants. The Company allocated $197,100 to the warrants based on fair market value as estimated on the date of grant using the Black-Scholes option-pricing model.

Index

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

Details of Issuance of Shares of Our Common Stock in Connection with Marketing Services

In January 2011, PeopleString issued 668,500 shares of its common stock, valued at $0.125 per share, in consideration for marketing services provided by 33 vendors. PeopleString recorded expense of $83,562 in connection with the issuance of these shares. Fair market value was based on the most recent prior private placement per share purchase price. In connection with the issuance of such shares of common stock, PeopleString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Shares of Our Common Stock in Connection with Consulting Services

Also in January 2011, PeopleString issued 50,000 shares of its common stock, valued at $0.125 per share, in consideration for investment banking services provided by Buckman, Buckman & Reid. PeopleString recorded expense of $6,250 in connection with the issuance of these shares. Fair market value was based on the most recent prior private placement per share purchase price. In connection with the issuance of such shares of common stock, PeopleString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Shares of Our Common Stock in Connection with Consulting Services

In September 2011, PeopleString issued 600,000 shares of its common stock, valued at $0.08 per share at September 30, 2011, in consideration for investor relations services provided by a vendor and recorded expense of $48,000 in connection with the issuance of these shares. The market value of BigString’s common stock at September 30, 2011 was $0.16 per share. In connection with the issuance of such shares of common stock, PeopleString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

2009 Amended Equity Incentive Plan

Pursuant to the 2009 Equity Incentive Plan, which was approved by the stockholders of PeopleString at its 2009 annual meeting of stockholders, and amended and approved by the stockholders of PeopleString in 2010, the 2009 Amended Equity Incentive Plan (the “Equity Incentive Plan”), options to purchase up to 20,000,000 shares of Common Stock may be granted to employees, officers, directors, agents and consultants of PeopleString who are in a position to make significant contributions to the success of PeopleString. As of December 31, 2011, there were options to purchase 15,671,500 shares of common stock under the Equity Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2011, there were options to purchase 15,671,500 shares of common stock under the Equity Incentive Plan. The number of stock options outstanding under the Equity Incentive Plan, the weighted-average exercise price of outstanding stock options, and the number of securities remaining available for issuance as of December 31, 2011 were as follows:

Index

2011 EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	15,671,500	(2)		$0.48	4,328,500
Equity compensation plans not approved by security holders	4,968,000	(3)	$	---	---
Total	20,639,500			$0.48	4,328,500
________________________________

(1)	PeopleString currently has no equity compensation plan other than the Equity Incentive Plan described herein.
(2)	Represents options to purchase Common Stock outstanding at December 31, 2011 issued under the Equity Incentive Plan. See discussion above for additional information.
(3)	Includes options, warrants and rights to purchase shares of Common Stock not approved by security holders which were issued and outstanding as of December 31, 2011.

Equity Compensation Arrangements Not Approved by Stockholders

Warrant Grants during the Year Ended December 31, 2011
On May 23, 2011, PeopleString issued 2,400,000 shares of its common stock at a per share purchase price of $0.50 and received $1,200,000 in gross proceeds. In connection with the issuance of the purchased shares, the Company also issued to the investors Series A warrants (the “Series A Warrants”) to purchase 1,200,000 fully paid and nonassessable shares of common stock, Series B warrants (the “Series B Warrants”) to purchase 2,400,000 fully paid and nonassessable shares of common stock, and Series C Warrants (the “Series C Warrants” and collectively with the Series A Warrants and the Series B Warrants, the “Warrants”) to purchase 1,200,000 fully paid and nonassessable shares of common stock. The initial exercise price of the Series A Warrants is $0.70 per share, with a term of exercise equal to five (5) years from the Closing Date and exercisable into shares of common stock equal to 50% of the Purchased Shares. The initial exercise price of the Series B Warrants is $0.50 per share, with a term of exercise equal to eighteen (18) months from the Closing Date and exercisable into shares of common stock equal to 100% of the Purchased Shares. The initial exercise price of the Series C Warrants is $0.70 per share, with a term of exercise equal to five (5) years from the Closing Date, which vest proportionally upon the exercise of the Series B Warrants, and exercisable into shares of common stock equal to 50% of the Purchased Shares. In connection with the offering, the Placement Agent received from the Company: (i) cash commissions equal to 7% of the gross proceeds received by the Company; and (ii) warrants to purchase such number of securities equal to 7% of the Purchased Shares (the “Agent Warrants”). The Agent Warrants are on the same terms as the Series A warrants. The Company allocated $197,100 to the warrants based on fair market value as estimated on the date of grant using the Black-Scholes option-pricing model.

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

The following discussion and analysis is intended to provide information about PeopleString’s financial condition and results of operations for the years ended December 31, 2011 and 2010. This information should be read in conjunction with PeopleString’s audited consolidated financial statements for the years ended December 31, 2011 and 2010, including the related notes thereto, which begin on page F-2 of this report.

Index

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

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. PeopleString currently owns 100% of RewardString’s outstanding common stock.

Overview

PeopleString began as a technology firm, that created an incentive-based social network which allows users to aggregate and share the revenue generated from their online activities, communication and social networking through its website located at www.PeopleString.com. The Company developed an “InstaPortal” technology which helps users design slices of Internet sites they wish to capture and have those slices appear in a convenient, home page. PeopleString has also developed services, PeopleDeals & Marketplace Platform, available at www.PeopleDeals.com, and Share It Up, available at www.ShareItUp.com, which enables local merchants, and brands and agencies, respectively, to utilize social media as part of their marketing operations.

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

Index

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

Recent Accounting Pronouncements.  PeopleString’s significant accounting policies are summarized in Note 1 of PeopleString’s consolidated financial statements for the years ended December 31, 2011 and 2010. There were no significant changes to these accounting policies during the years ended December 31, 2011 and 2010 and PeopleString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Results of Operations

For the Years Ended December 31, 2011 and 2010

Net Earnings (loss).  For the year ended December 31, 2011, net loss was $1,285,853, as compared to net earnings of $52,644 for the year ended December 31, 2010. The $1,338,497 decrease in net earnings was primarily attributable to a decrease in revenues of $1,938,356, partially offset by a decrease in operating expenses of $598,786.

Revenues.  For the year ended December 31, 2011, revenues were $714,062, a $1,938,356 decrease from revenues of $2,652,418 in the year ended December 31, 2010.  Of the revenues generated for the year ended December 31, 2011, $329,137 was generated from product and service fees and $384,924 was generated from advertisers and affiliates, as compared to $1,775,848 from product and service fees and $876,570 from advertisers and affiliates for the year ended December 31, 2010.

•
The 81% decrease in product and service fees for the year ended December 31, 2011 over the same prior year period was primarily due to fewer customers registering for premium services and upgrades to premium services by existing members.

•
Advertising and affiliate revenues are paid based on a mix of impressions, clicks and actions. The 56% decrease in advertising and affiliate fees for the year ended December 31, 2011 over the same prior year period was primarily due to lower traffic driven by a lower number of users.

Operating Expenses.  For the year ended December 31, 2011, operating expenses were $2,002,019, a $598,786 decrease from operating expenses of $2,600,805 incurred in the year ended December 31, 2010.

•
Cost of revenues: Cost of revenues for the year ended December 31, 2011 were $297,427, as compared to $1,434,580 for the prior year.  The $1,137,153 decrease in cost was primarily attributable to decreased network payments associated with decreased revenues. Gross margins expanded to 58% from 46% primarily due to the revenue mix, which included a decrease in product sales.

•
Research, development, sales, general and administrative: Expenses for the year ended December 31, 2011 were $1,704,592, as compared to $1,166,225 for the prior year.  The $538,367 increase in expenses was primarily attributable to increased professional fees, including consulting, legal and marketing, staffing and associated overhead expenses.

Other income.  For the year ended December 31, 2011, other income was $2,104, a $1,073 increase over other income of $1,031 received in the year ended December 31, 2010.

•	Interest income: Interest income for the year ended December 31, 2011 was $2,104, as compared to $1,531 for the prior year. The $573 increase in income was primarily due to increased in cash balances.

Index

•	Other income: Other income for the year ended December 31, 2010 included a loss on investment of $500, as compared to $0 for the year ended December 31, 2011.

Income Taxes.  For the year ended December 31, 2011 and 2010, PeopleString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

•
At December 31, 2011, PeopleString had available net operating loss carry forwards of approximately $1.5 million for federal and state income tax reporting purposes which expire in various years through 2031. The principal items giving rise to deferred taxes are timing differences between book and tax assets, other expenditures and a net operating loss carryforward. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such, PeopleString may be restricted in using its net operating loss and research credit carry forwards to offset future federal income tax expense.

Liquidity and Capital Resources

PeopleString’s operating and capital requirements have exceeded its cash flow from operations while PeopleString has been building its business.  Since inception through December 31, 2011, PeopleString has used $1,234,791 in operating and investing activities. PeopleString has also received $1,635,515 of investments from PeopleString’s stockholders and warrant holders.

PeopleString’s cash balance as of December 31, 2011 was $400,724, which was a decrease of $49,169 from the cash balance of $449,893 as of December 31, 2010. This decrease to the cash balance was primarily attributable to a net loss, partially offset by investments from PeopleString’s stockholders and warrant holders.

In May 2011, PeopleString issued 2,400,000 shares of its common stock at a per share purchase price of $0.50 and received $1,200,000 in gross proceeds. In connection with the issuance of the purchased shares, the Company also issued to the investors warrants.

Management believes PeopleString’s current cash balance of $237,439 at March 28, 2012 is sufficient to fund the minimum level of operations for the next nine months.

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

Item 7A.Quantitative and Qualitative Disclosure About Market Risk

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

Item 9.Changes In and Disagreements With Accountants on Accounting and Financial  Disclosure

None.

Index

Item 9A.Controls and Procedures

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of PeopleString’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Item 9B.   Other Information

None.

Index

PART III

Item 10.Directors, Executive Officers and Corporate Governance

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

Each director serves for a term set to expire at the next annual meeting of stockholders of PeopleString. The name, age, principal occupation or employment and biographical information of each member of the Board of Directors of PeopleString who served as of December 31, 2011 are set forth below:

Name and Address	Age	Principal Occupation or Employment
Darin M. Myman	47	President and Chief Executive Officer of PeopleString
Robert S. DeMeulemeester	45	Executive Vice President, Chief Financial Officer and Treasurer of PeopleString
Adam M. Kotkin	32	Chief Operating Officer of PeopleString Corporation

There are no family relationships among PeopleString’s directors and executive officers. None of the directors of PeopleString is a director of any company registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended, except that Mr. Myman, Mr. DeMeulemeester and Mr. Kotkin are directors of BigString Corporation; Mr. Myman and Mr. DeMeulemeester are executive officers of BigString Corporation; and Mr. Kotkin is a director and executive officer of Apps Genius Corporation.

Index

Biographical Information
Darin M. Myman (Age 47) – President and Chief Executive Officer and Director. Mr. Myman is a co-founder of PeopleString and has served as the President and Chief Executive Officer of PeopleString since its inception on January 2, 2009. He also has served as a member of PeopleString’s Board of Directors since PeopleString’s inception. Mr. Myman developed extensive Internet skills through a variety of positions. He has executive management and founder experience having served as a co-founder and CEO of BigString Corporation, a publicly traded company, since October 2003. He also has corporate governance and board experience having served as a member of BigString’s Board of Directors since BigString’s inception. Prior to BigString, Mr. Myman was a co-founder and Chief Executive Officer of LiveInsurance.com, the first online insurance broker that pioneered the electronic storefront for large national insurance agencies. Prior to co-founding LiveInsurance.com, he served as a Vice President of the online brokerage services unit of Westminster Securities Corporation. Mr. Myman’s aforementioned experience and skills make him a valued advisor and highly qualified to serve as our President and Chief Executive Officer and Director.

Robert S. DeMeulemeester (Age 45) – Executive Vice President, Chief Financial Officer and Treasurer and Director. Mr. DeMeulemeester has served as Executive Vice President, Chief Financial Officer and Treasurer of PeopleString since January 2, 2009. He also has served as a member of PeopleString’s Board of Directors since PeopleString’s inception. Mr. DeMeulemeester developed extensive financial skills through a variety of positions. He also has Internet and executive management experience having served as the Executive Vice President, Chief Financial Officer and Treasurer of BigString Corporation since September 2006. He also has corporate governance and board experience having served as a member of BigString’s Board of Directors since May 30, 2007. Prior to joining BigString, from 1998 to 2006, Mr. DeMeulemeester served as managing director and treasurer of the Securities Industry Automation Corporation ("SIAC"), a New York based provider of automated information and communication systems that supports NYSE Euronext, the American Stock Exchange and related affiliates. He also served as managing director, CFO and controller of Sector, Inc. From 1993 to 1997, he gained marketing, business development and finance experience having served as an executive at Honeywell International Inc. (formerly AlliedSignal, Inc.) and from 1989 to 1991 as a management consultant at Accenture (formerly Andersen Consulting). Mr. DeMeulemeester earned his MBA at Columbia Business School, Columbia University and his Bachelor of Science, in Industrial Engineering at Lehigh University. Mr. DeMeulemeester’s aforementioned experience and skills make him a valued advisor and highly qualified to serve as our Executive Vice President, Chief Financial Officer and Treasurer and Director.

Adam M. Kotkin (Age 32) – Chief Operating Officer and Secretary and Director. Mr. Kotkin has served as the Chief Operating Officer of PeopleString Corporation since January 2, 2009. He also has served as a member of PeopleString’s Board of Directors since PeopleString’s inception. Mr. Kotkin has executive management and founder experience having served as the Chief Operating Officer of BigString since October 2003 and as the Chief Executive Officer of Apps Genius Corporation since its inception on December 17, 2009. He also has corporate governance and board experience having served as a member of BigString’s Board of Directors since June 29, 2005 and as the sole member of Apps Genius’ Board of Directors since Apps Genius’ inception. Prior to joining BigString, he gained operating and Internet experience having served as a business manager for InsuranceGenie.com. Prior thereto, Mr. Kotkin developed sales skills having served as business developer and sales manager at LiveInsurance.com from March 1999 until December 2000. Mr. Kotkin graduated with distinction from New York University with a BA in Economics. Mr. Kotkin’s aforementioned experience and skills make him a valued advisor and highly qualified to serve as our Chief Operating Officer and Secretary and Director.

Executive Officers

The name, age, current position and biographical information of each executive officer of PeopleString are set forth below:

Name	Age	Position
Darin M. Myman	47	President and Chief Executive Officer
Robert S. DeMeulemeester	45	Executive Vice President, Chief Financial Officer and Treasurer
Adam M. Kotkin	32	Chief Operating Officer and Secretary

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

Index

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

Item 11.   Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to PeopleString for the years ended December 31, 2011 and 2010. The Named Executive Officers are (1) Darin M. Myman, President and Chief Executive Officer, (2) Robert S. DeMeulemeester, Executive Vice President, Chief Financial Officer and Treasurer, and (3) Adam M. Kotkin, Chief Operating Officer and Secretary (the “Named Executive Officers”).

2011 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Darin M. Myman,	2011	$104,748	$	---	$	---		$19,912	$	---	$	---	$	---	$124,660
President and Chief Executive Officer	2010	$125,586	$	---	$	---	$	---	$	---	$	---	$	---	$125,586

Robert S. DeMeulemeester, Executive Vice	2011	$58,077	$	---	$	---		$19,912	$	---	$	---	$	---	$77,989
President, Chief Financial Officer and Treasurer	2010	$63,660	$	---	$	---	$	---	$	---	$	---	$	---	$63,660

Adam M. Kotkin,	2011	$99,489	$	---	$	---		$19,912	$	---	$	---	$	---	$119,401
Chief Operating Officer and Secretary	2010	$110,216	$	---	$	---	$	---	$	---	$	---	$	---	$110,216
________________________________

(1)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2011 and 2010 in accordance with ASC 718, of stock option awards pursuant to the Equity Incentive Plan (as defined below). The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  Assumptions used in the calculation of these amounts are included in the footnotes to PeopleString’s audited financial statements furnished herewith.

Index

Outstanding Equity Awards at Fiscal Year End

The following table provides information about all equity compensation awards held by the Named Executive Officers at December 31, 2011:

OUTSTANDING EQUITY AWARDS FOR THE YEAR ENDED DECEMBER 31, 2011

Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Darin M. Myman, President and Chief Executive Officer	01/01/11 05/03/11	1,250,000 150,000	--- 150,000	--- ---	$0.20 $ 0.85	12/31/15 05/02/16
Robert S. DeMeulemeester, Executive Vice President, Chief Financial Officer and Treasurer	01/01/11 05/03/11	1,250,000 150,000	--- 150,000	--- ---	$0.20 $ 0.85	12/31/15 05/02/16
Adam M. Kotkin, Chief Operating Officer and Secretary	01/01/11 05/03/11	1,250,000 150,000	--- 150,000	--- ---	$0.20 $ 0.85	12/31/15 05/02/16

Risk Management

The Board of Directors does not believe that PeopleString’s executive compensation program gives rise to any risks that are reasonably likely to have a material adverse effect on PeopleString.  Executive officers are compensated on a salary basis and have not been awarded any bonuses or other compensation in 2011 and 2010 that might encourage the taking of unnecessary or excessive risks that threaten the long-term value of PeopleString. The Board has sought to align the interests of the executive officers with the long-term interests of PeopleString and its stockholders though the Equity Incentive Plan, thereby giving the executive officers additional motivation to protect the long-term value of PeopleString.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation of the directors of PeopleString for the year ended December 31, 2011.

2011 DIRECTOR COMPENSATION TABLE

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

PeopleString did not have non-employee directors as of December 31, 2011.

Index

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related  Stockholder Matters

Principal Stockholders and Security Ownership of Management

The following table sets forth information as of March 30, 2012 with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of PeopleString’s Common Stock by (1) each director of PeopleString, (2) the Named Executive Officers of PeopleString, (3) each person or group of persons known by PeopleString to be the beneficial owner of greater than 5% of PeopleString’s outstanding Common Stock, and (4) all directors and officers of PeopleString as a group:

BENEFICIAL OWNERSHIP OF COMMON STOCK

Name of Beneficial Owner:		Percent
Directors, Officers and 5% Stockholders	No. of Shares (1)	of Class
Darin M. Myman (2)(3)(4)(5)(6)	9,573,900	24.07%
Robert S. DeMeulemeester (2)(3)(4)(5)(7)	9,583,500	24.10%
Adam M. Kotkin (2)(3)(4)(5)(8)	9,568,600	24.06%
BigString Corporation (9)	5,475,600	14.33%
Alan S. Honig (10)	3,495,200	9.15%
All Directors and Executive Officers as a Group (3 persons) (6)(7)(8)	17,774,800	41.46%
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

(2)	This executive officer and/or director maintains a mailing address at 157 Broad Street, Suite 109, Red Bank, New Jersey 07701.
(3)	Such person currently serves as a director of PeopleString.
(4)	Such person currently serves as an executive officer and/or director of BigString Corporation and includes 5,475,600 shares of common stock owned by BigString Corporation.
(5)	Includes options to purchase 1,550,000 shares of common stock.
(6)	Mr. Myman serves as the President and Chief Executive Officer of PeopleString.
(7)	Mr. DeMeulemeester serves as Executive Vice President, Chief Financial Officer and Treasurer of PeopleString.
(8)	Mr. Kotkin serves as Chief Operating Officer and Secretary of PeopleString.
(9)	The officers/directors of PeopleString Corporation are also the officers and directors of BigString Corporation, a public company.
(10)
Includes 3,495,200 shares of common stock held in the name of Alan S. Honig Custodian for Cameron Honig UTMA F/L, Alan S. Honig Custodian for Harrison Honig UTMA F/L, Alan S. Honig C/F Harrison Honig UTMA/FL, Alan S. Honig Custodian for Jacob Honig UTMA F/L and Alan S. Honig Custodian for Ryan Honig UTMA F/L, for the benefit of Mr. Barry Honig’s minor children, Cameron, Harrison, Jacob and Ryan, under the Uniform Transfers to Minors Act, as to which shares Mr. Barry Honig disclaims any beneficial ownership.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Index

On August 3, 2009, PeopleString entered into a verbal agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of PeopleString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews in annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. In May, 2011, the parties agreed to temporarily suspend services. Expenses for the years ended December 31, 2011 and 2010 were $32,955 and $51,411, respectively.

Meetings and Committees of the Board of Directors

The Board of Directors of PeopleString conducts business through meetings of the Board or by unanimous written consents of the Board. The Board of Directors for 2011 consisted of: Robert S. DeMeulemeester, Adam M. Kotkin and Darin M. Myman following the election of directors at the 2009 annual meeting of stockholders. None of Mr. DeMeulemeester, Mr. Kotkin or Mr. Myman qualifies as an independent director in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the Securities and Exchange Commission. During 2011, the Board held zero (0) meetings, and the Board acted by unanimous written consent on eight (8) occasions.

For the year ended December 31, 2011, the Audit Committee consisted of directors Robert S. DeMeulemeester and Adam M. Kotkin. Mr. DeMeulemeester served as the Chair of the Audit Committee. Mr. DeMeulemeester and Mr. Kotkin did not qualify as an independent director under NASDAQ’s definition of “independent director” in fiscal 2011. In addition, the Board has determined that Mr. DeMeulemeester qualifies as a financial expert under the rules of the Securities and Exchange Commission. The Audit Committee selected the accounting firm of Madsen & Associates CPAs, Inc. to act as PeopleString’s independent public accounting firm for the year ended December 31, 2011 and audit the financial statements of PeopleString for such year. The Audit Committee met five times during 2011, with all members attending such meeting.

Item 14. Principal Accounting Fees and Services.

Audit Fees
PeopleString incurred fees of approximately $40,000 and $40,000 in 2011 and 2010, respectively, to Madsen & Associates CPAs, Inc. for audit services, which included work related to the audits rendered for the years ended December 31, 2011 and 2010.

Audit Related Fees
As of December 31, 2011, PeopleString has not paid any fees associated with audit related services to Madsen & Associates CPAs, Inc., or any other accounting firm.

Tax Fees
As of December 31, 2011, PeopleString has not paid any fees associated with tax compliance, tax advice or tax planning to Madsen & Associates CPAs, Inc., or any other accounting firm.

All Other Fees
As of December 31, 2011, PeopleString has not paid any fees associated with non-audit services to Madsen & Associates CPAs, Inc., or any other accounting firm.

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

PEOPLESTRING CORPORATION

Date: March 30, 2012	By:	/s/ Darin M. Myman
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

Signature	Title	Date

/s/ Darin M. Myman	President and Chief Executive Officer and Director	March 30, 2012
Darin M. Myman	(Principal Executive Officer)

/s/ Robert S. DeMeulemeester	Executive Vice President, Chief Financial Officer and	March 30, 2012
Robert S. DeMeulemeester	Treasurer and Director (Principal Financial and Accounting Officer)

/s/ Adam M. Kotkin	Chief Operating Officer and Director	March 30, 2012
Adam M. Kotkin

Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PEOPLESTRING CORPORATION AND SUBSIDIARY

Index

Madsen & Associates, CPA's Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PeopleString Corporation
Red Bank, New Jersey

We have audited the accompanying consolidated balance sheets of PeopleString Corporation and Subsidiary (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the periods ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully explained in Note 2 to the Company's consolidated financial statements, the Company has a working capital surplus but has incurred a net loss since operations commenced. The Company's continued existence is dependent upon its ability to obtain working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

/s/ Madsen & Associates, CPAs Inc.

March 30, 2012

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$400,724	$449,893
Accounts receivable - net of allowance of $5,370 and $5,350	98,443	162,665
Prepaid expenses and other current assets	775	678
Total current assets	$499,942	$613,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,594	$30,905
Accrued expenses	134,274	281,736
Unearned revenue	3,852	-
Total current liabilities	153,720	312,641

Stockholders' equity:
Common stock, $0.00001 par value - authorized 250,000,000 shares; issued and outstanding 37,618,500 and 33,900,000 shares, respectively	376	339
Additional paid in capital	1,917,069	585,626
Deficit	(1,571,223)	(285,370)
Total stockholders' equity	346,222	300,595
Total liabilities and stockholders' equity	$499,942	$613,236

See notes to consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010
Revenues	$714,062	$2,652,418
Operating expenses:
Cost of revenues	297,427	1,434,580
Research, development, sales, general and administrative	1,704,592	1,166,225
Total operating expenses	2,002,019	2,600,805
(Loss) income from operations	(1,287,957)	51,613
Other income:
Interest income	2,104	1,531
Other income	-	(500)
Total other income	2,104	1,031
(Loss) earnings before provision for income taxes	(1,285,853)	52,644
Provision for income taxes	-	-
Net (loss) earnings	$(1,285,853)	$52,644
Net (loss) earnings per common share:
Basic and diluted	$(0.04)	$0.00
Weighted average common shares outstanding:
Basic and diluted	36,198,415	33,900,000

See notes to consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

		Common Stock		Additional
		No. of		Paid-In
	Total	Shares	Amount	Capital	Deficit

Balance, January 1, 2010	$247,951	33,900,000	$339	$585,626	$(338,014)
Net earnings	52,644	-	-	-	52,644
Balance, December 31, 2010	300,595	33,900,000	339	585,626	(285,370)
Stock-based compensation expense	77,668	-	-	77,668	-
Issuance of common stock for services (valued at $0.13 and $0.08 per share)	137,812	1,318,500	13	137,799	-
Sale of common stock (at $0.50 per share) and warrants (at $0.50 and $0.70 per share)	918,900	2,400,000	24	918,876	-
Allocation to warrants from sale of common stock (at $0.50 per share) and warrants (at $0.50 and $0.70 per share)	197,100	-	-	197,100	-
Net loss	(1,285,853)	-	-	-	(1,285,853)
Balance, December 31, 2011	$346,222	37,618,500	$376	$1,917,069	$(1,571,223)

See notes to consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net (loss) earnings	$(1,285,853)	$52,644
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Non-cash stock-based compensation	215,480	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	64,222	(105,244)
(Increase) decrease in prepaid expenses and other current assets	(97)	9
(Decrease) increase in accounts payable	(15,311)	20,372
(Decrease) increase in accrued expenses	(147,462)	91,223
Increase in unearned revenue	3,852	-
Net cash (used in) provided by operating activities	(1,165,169)	59,004
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,116,000	-
Net cash from financing activities	1,116,000	-
Net change in cash and cash equivalents	(49,169)	59,004
Cash and cash equivalents - beginning of period	449,893	390,889
Cash and cash equivalents - end of period	$400,724	$449,893

Supplementary information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See notes to consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. PeopleString currently owns 100% of RewardString’s outstanding common stock.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PeopleString and its subsidiary, RewardString Corporation, which is a wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. As of December 31, 2011, RewardString had not commenced operations.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, PeopleString evaluates its estimates, including but not limited to those related to such items as costs to complete performance contracts, income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 2011 and 2010, cash and cash equivalents approximated $401,000 and $450,000, respectively.

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

Unearned revenue consists primarily of prepaid electronic commerce and subscription fees billed and paid in advance. Under certain agreements, the Company may be obligated to provide refunds if services are not delivered.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PeopleString has a verbal agreement with BigString Corporation (“BigString”), a related party, to license BigString’s messaging technology and share the cost of certain common services. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice.

REVENUE RECOGNITION

PeopleString derives revenue from online services, electronic commerce, advertising and data network services. PeopleString also derives revenue from marketing affiliations. PeopleString recognizes revenue in accordance with the guidance contained in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” (“ASC 605”).

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

PeopleString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay. At December 31, 2011 and 2010, allowances for doubtful accounts were $5,370 and $5,350, respectively.

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

PeopleString issues shares of common stock to non-employees as stock-based compensation. PeopleString accounts for the services using the fair market value of the consideration issued, generally measured as the most recent price in the sale of PeopleString’s common stock, or the closing price of PeopleString’s common stock at the date of the agreement. For the years ended December 31, 2011 and 2010, PeopleString recorded compensation expense of $137,812 and $0, respectively, in connection with the issuance of 1,318,500 and 0, respectively, shares of common stock.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PeopleString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants. The fair values of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model. For the years ended December 31, 2011 and 2010, PeopleString recorded compensation expense of $77,668 and $0, respectively, in connection with the issuance of stock options.

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

NEW FINANCIAL ACCOUNTING STANDARDS

Accounting Standards Update No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  ASU No. 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS.   This ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company will implement the provisions of ASU No. 2011-04 effective January 1, 2012. The Company does not expect the adoption of the provisions of this ASU to have a material effect on its consolidated financial position, results of operations or cash flows, nor is it expected to materially modify or expand the Company’s financial statement footnote disclosures.

Accounting Standards Update No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company will implement the provisions of ASU 2011-05 by presenting the components of net income and other comprehensive income in two separate but consecutive financial statements beginning in the first quarter of 2012.

NOTE 2. GOING CONCERN

For the year ended December 31, 2011, PeopleString’s consolidated financial statements reflect a net loss of $1,285,853, net cash used in operations of $1,165,169 and a cumulative net loss of $1,571,223. These matters raise substantial doubt about the ability of PeopleString to continue as a going concern. PeopleString’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

The time required for PeopleString to become profitable is highly uncertain, and PeopleString can give no assurances that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, planned marketing expenditures and working capital requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond PeopleString’s control, including the state of the capital markets and the prospects for PeopleString’s business. The necessary additional financing may not be available to PeopleString or may be available only on terms that would result in further dilution to the current stockholders of PeopleString.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2011, PeopleString issued 2,400,000 shares of its common stock at a per share purchase price of $0.50 and received $1,200,000 in gross proceeds. In connection with the issuance of the purchased shares, the Company also issued to the investors warrants as discussed in Note 8.

PeopleString believes it has sufficient capital to fund operations for at least the next nine months.

NOTE 3. EARNINGS PER COMMON SHARE

Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period. All potentially dilutive securities at December 31, 2011, which include common stock warrants and options, have been excluded from the computation, as their effect is antidilutive.

NOTE 4. FAIR VALUE MEASUREMENTS

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

As of December 31, 2011 and 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the years ended December 31, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2011 and 2010:

		Assets at Fair Value at Period End, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
December 31, 2011	$400,724	$400,724	$-	$-
December 31, 2010	$449,893	$449,893	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of December 31, 2011 and 2010.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INCOME TAXES

PeopleString applies the provisions of ASC 740, “Income Taxes” (ASC 740). A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of December 31, 2011 and 2010 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as PeopleString may incur losses.

Components of deferred income tax assets are as follows:

	December 31,
	2011	2010
Deferred tax assets - current	Tax Effect	Tax Effect
Benefit due to loss carryforward	$549,928	$99,880
Valuation allowance	(549,928)	(99,880)
	$-	$-

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

NOTE 6. ACCRUED EXPENSES

PeopleString’s incentive-based social network allows users to earn money based on their online and offline activities. PeopleString makes payments to users who have an earned balance of at least $25, have been active users in the past 90 days and select a payment option. Network earnings are monitored by PeopleString’s management. For the years ended December 31, 2011 and 2010, PeopleString made payments totaling $278,182 and $995,327, respectively. In addition, for active users, PeopleString accrues amounts earned, but not yet paid. Accrued expenses for network earnings at December 31, 2011 and 2010 were $114,489 and $226,596, respectively.

Other accrued expenses at December 31, 2011 and 2010 were $19,785 and $55,140, respectively, primarily for professional fees.

NOTE 7. COMMON STOCK

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

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2011, PeopleString issued 2,400,000 shares of its common stock at a per share purchase price of $0.50 and received $1,200,000 in gross proceeds. In connection with the issuance of the purchased shares, the Company also issued to the investors warrants as discussed in Note 8, and allocated $197,100 to the warrants based on fair market value as estimated on the date of grant using the Black-Scholes option-pricing model.

In September 2011, PeopleString issued 600,000 shares of its common stock, valued at $0.08 per share at September 30, 2011, in consideration for investor relations services provided by a vendor and recorded expense of $48,000 in connection with the issuance of these shares. The market value of BigString’s common stock at September 30, 2011 was $0.16 per share.

NOTE 8. SHARE-BASED COMPENSATION

Warrants:

As discussed in Note 7, in May, 2011, the Company issued shares for proceeds. In connection with the issuance of the purchased shares, the Company also issued to the investors Series A warrants (the “Series A Warrants”) to purchase 1,200,000 fully paid and nonassessable shares of common stock, Series B warrants (the “Series B Warrants”) to purchase 2,400,000 fully paid and nonassessable shares of common stock, and Series C Warrants (the “Series C Warrants” and collectively with the Series A Warrants and the Series B Warrants, the “Warrants”) to purchase 1,200,000 fully paid and nonassessable shares of common stock. The initial exercise price of the Series A Warrants is $0.70 per share, with a term of exercise equal to five (5) years from the Closing Date and exercisable into shares of common stock equal to 50% of the Purchased Shares. The initial exercise price of the Series B Warrants is $0.50 per share, with a term of exercise equal to eighteen (18) months from the Closing Date and exercisable into shares of common stock equal to 100% of the Purchased Shares. The initial exercise price of the Series C Warrants is $0.70 per share, with a term of exercise equal to five (5) years from the Closing Date, which vest proportionally upon the exercise of the Series B Warrants, and exercisable into shares of common stock equal to 50% of the Purchased Shares. In connection with the offering, the Placement Agent received from the Company: (i) cash commissions equal to 7% of the gross proceeds received by the Company; and (ii) warrants to purchase such number of securities equal to 7% of the Purchased Shares (the “Agent Warrants”). The Agent Warrants are on the same terms as the Series A warrants. The Company allocated $197,100 to the warrants based on fair market value as estimated on the date of grant using the Black-Scholes option-pricing model.

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

Information regarding the warrants outstanding during the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2011	-	$-	-	$-
Warrants granted	4,968,000	$0.60
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at December 31, 2011	4,968,000	$0.60	3.1	$-
Warrants exercisable at December 31, 2011	3,768,000	$0.57	2.2	$-

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of the Company’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the years ended December 31, 2011 and 2010 were 4,968,000 and 0, respectively.

No warrants were exercised and no cash received during the years ended December 31, 2011 and 2010.

During the years ended December 31, 2011 and 2010, no warrants were cancelled, forfeited or expired.

Equity Incentive Plan:

PeopleString adopted its 2009 Equity Incentive Plan, approved by a majority of PeopleString stockholders at the 2009 annual meeting of stockholders, and amended and approved by a majority of the stockholders of PeopleString in 2010 (the “Equity Incentive Plan”). Under the Equity Incentive Plan, incentive and nonqualified stock options and rights to purchase PeopleString’s common stock may be granted to eligible participants. Options granted under the Equity Incentive Plan are generally priced to be at least 100% of the fair market value of PeopleString’s common stock at the date of the grant. Options granted under the Equity Incentive Plan are generally granted for a term of three to ten years. Options granted under the Equity Incentive Plan generally vest between one to five years. Option expense is based on fair market value as estimated on the date of grant using the Black-Scholes option-pricing model.

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

For the years ended December 31, 2011 and 2010, PeopleString recorded stock-based option compensation expense of $77,668 and $0, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

Information regarding the stock options outstanding during the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	-	$-	-	$-
Options granted	16,704,500	$0.48
Options exercised	-	$-
Options cancelled/forfeited/expired	(1,033,000)	$0.48
Options outstanding at December 31, 2011	15,671,500	$0.48	2.6	$-
Options exercisable at December 31, 2011	9,628,250	$0.42	2.9	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of the Company’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options granted during the years ended December 31, 2011 and 2010 were 16,704,500 and 0, respectively.

No options were exercised, no cash received and no tax benefit was attributable from option exercises and purchases of shares for the years ended December 31, 2011 and 2010.

During the years ended December 31, 2011 and 2010, options to purchase a total of 1,033,000 and 0, respectively, shares of PeopleString’s common stock were forfeited with an aggregate intrinsic value of $0 and $0, respectively, at the date of forfeiture.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Years Ended
	December 31,
	2011	2010
Risk-free interest rate	0.5%	-%
Expected volatility	43%	-%
Expected life (in years)	2	-
Dividend yield	-	-

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

NOTE 9. RELATED PARTY TRANSACTIONS

Technology License and Shared Services Agreement:

On April 2, 2009, PeopleString entered into a verbal agreement with BigString, a related party, to license BigString’s messaging technology and share the cost of certain common services. At December 31, 2011, BigString was a significant, non-majority stockholder of PeopleString’s common stock. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Under the agreement, BigString provides messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charges PeopleString fees that are higher in aggregate than BigString charges other third parties for outsourced messaging services. For the years ended December 31, 2011 and 2010, the amount incurred by PeopleString for the licensing was $42,000 and $42,000, respectively.

Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company. Payments are due quarterly. In 2010, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses, and had been switched from BigString to PeopleString by year-end. For the years ended December 31, 2011 and 2010, the amounts incurred by BigString for the shared expense was $151,647 and $(5,403), respectively. PeopleString’s management determined, in their sole discretion, based on their subjective estimate of the amount of time devoted to each company, the amount incurred and paid for the shared services that is allocated to PeopleString.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 3, 2009, PeopleString entered into a verbal agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of PeopleString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews in annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. In May, 2011, the parties agreed to temporarily suspend services. Expenses for the years ended December 31, 2011 and 2010 were $32,955 and $51,411, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases:

PeopleString shares office space with BigString. Beginning June 1, 2010, PeopleString paid for its shared office space directly to BigString’s landlord. PeopleString leases a secondary office and hosting facilities. Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2012	$742

Rental expenses were $22,651 and $20,026 for the years ended December 31, 2011 and 2010, respectively.

Excluding shared services and a licensing fee to BigString, computer co-location, power and Internet access expenses were $53,588 and $46,980 for the years ended December 31, 2011 and 2010, respectively.

Consulting Agreements:

In September, 2011, PeopleString entered into an agreement with CameoStars, LLC to provide marketing and sales services. PeopleString terminated the agreement effective December 31, 2011. Expenses for the years ended December 31, 2011 and 2010 were $102,186 and $0, respectively.

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