Form 10-Q
period 2012-03-31
PEOPLESTRING CORP
filed 2012-05-21
CIK 1455819

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding at May 18, 2012:

Common Stock, par value $0.00001 per share	39,518,500
(Class)	(Number of Shares)

Index

PEOPLESTRING CORPORATION
FORM 10-Q
MARCH 31, 2012

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 of PeopleString Corporation (“PeopleString” or the “Company”).

The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$193,365	$400,724
Accounts receivable - net of allowance of $3,030 and $5,370, respectively	66,991	98,443
Prepaid expenses and other current assets	100	775
Total current assets	$260,456	$499,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,148	$15,594
Accrued expenses	114,276	134,274
Unearned revenue	5,463	3,852
Total current liabilities	161,887	153,720

Stockholders' equity:
Common stock, $0.00001 par value - authorized 250,000,000 shares; issued and outstanding 38,218,500 and 37,618,500 shares, respectively	382	376
Additional paid in capital	1,963,201	1,917,069
Deficit	(1,865,014)	(1,571,223)
Total stockholders' equity	98,569	346,222
Total liabilities and stockholders' equity	$260,456	$499,942

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Revenues	$27,601	$276,301
Operating expenses:
Cost of revenues	3,547	179,593
Research, development, sales, general and administrative	318,051	352,997
Total operating expenses	321,598	532,590
Loss from operations	(293,997)	(256,289)
Other income:
Interest income	206	303
Loss before provision for income taxes	(293,791)	(255,986)
Provision for income taxes	-	-
Net loss	$(293,791)	$(255,986)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic and diluted	38,128,390	34,459,267

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (Unaudited)

		Common Stock		Additional
		No. of		Paid-In
	Total	Shares	Amount	Capital	Deficit

Balance, January 1, 2011	$300,595	33,900,000	$339	$585,626	$(285,370)
Stock-based compensation expense	77,668	-	-	77,668	-
Issuance of common stock for services (valued at $0.13 and $0.08 per share)	137,812	1,318,500	13	137,799	-
Sale of common stock (at $0.50 per share) and warrants (at $0.50 and $0.70 per share)	918,900	2,400,000	24	918,876	-
Allocation to warrants from sale of common stock (at $0.50 per share) and warrants (at $0.50 and $0.70 per share)	197,100	-	-	197,100	-
Net loss	(1,285,853)	-	-	-	(1,285,853)
Balance, December 31, 2011	346,222	37,618,500	376	$1,917,069	(1,571,223)
Stock-based compensation expense	18,138	-	-	18,138	-
Issuance of common stock for services (valued at $0.04 and $0.05 per share)	28,000	600,000	6	27,994	-
Net loss	(293,791)	-	-	-	(293,791)
Balance, March 31, 2012	$98,569	38,218,500	$382	$1,949,201	$(1,851,014)

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(293,791)	$(255,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	46,138	94,654
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	31,452	26,473
Decrease (increase) in prepaid expenses and other current assets	675	(26,621)
Increase (decrease) in accounts payable	26,554	(5,862)
(Decrease) in accrued expenses	(19,998)	(8,126)
Increase in unearned revenue	1,611	-
Net cash used in operating activities	(207,359)	(175,468)
Net change in cash and cash equivalents	(207,359)	(175,468)
Cash and cash equivalents - beginning of period	400,724	449,893
Cash and cash equivalents - end of period	$193,365	$274,425

Supplementary information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2012, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by PeopleString Corporation (“PeopleString” or the “Company”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2011 was derived from audited financial statements.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ORGANIZATION

PeopleString was incorporated in the State of Delaware on January 2, 2009. The Company was formed to develop technology that would allow users of social networks to earn incentives through online and offline activities by the user and his or her network. In March 2009, PeopleString’s incentive-based social network was introduced to the market.

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. At March 31, 2012, PeopleString owned 100% of RewardString’s outstanding common stock. RewardString is currently PeopleString’s only subsidiary.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PeopleString and its subsidiary, RewardString, which is a wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are summarized in Note 1 of the Company’s annual report on Form 10-K for the period ended December 31, 2011.  There were no significant changes to these accounting policies during the three months ended March 31, 2012 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 2. GOING CONCERN

For the three months ended March 31, 2012, PeopleString’s consolidated financial statements reflect a net loss of $293,791, net cash used in operations of $207,359 and a cumulative net loss of $1,865,014. These matters raise substantial doubt about the ability of PeopleString to continue as a going concern. PeopleString’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

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

PeopleString believes that it does not have sufficient capital to fund operations for at least the next twelve months.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period. All potentially dilutive securities, which include common stock warrants and options, have been excluded from the computation, as their effect is antidilutive.

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

As of March 31, 2012 and December 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the three months ended March 31, 2012 and the year ended December 31, 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

		Assets at Fair Value at Period End, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
March 31, 2012	$193,365	$193,365	$-	$-
December 31, 2011	$400,724	$400,724	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of March 31, 2012 and December 31, 2011.

NOTE 5. INCOME TAXES

PeopleString applies the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes” (ASC 740). A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of March 31, 2012 and December 31, 2011 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as PeopleString may incur losses.

Components of deferred income tax assets are as follows:

	March 31, 2012	December 31, 2011
Deferred tax assets - current	Tax Effect	Tax Effect
Benefit due to loss carryforward	$652,755	$549,928
Valuation allowance	(652,755)	(549,928)
	$-	$-

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company will file income tax returns in all jurisdictions in which it has reason to believe it is subject to tax. The Company is subject to examination by various taxing jurisdictions. To date, there have been no governmental examinations or audits. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction’s laws or regulations. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of business of a global business, the ultimate tax outcome is uncertain for many transactions. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.

NOTE 6. ACCRUED EXPENSES

PeopleString’s incentive-based social network allows users to earn money based on their online and offline activities. PeopleString makes payments to users who have an earned balance of at least $25, have been active users in the past 90 days and select a payment option. Network earnings are monitored by PeopleString’s management. For the three months ended March 31, 2012 and 2011, PeopleString made payments totaling $14,800 and $93,446, respectively.

In addition, for active users, PeopleString accrues amounts earned, but not yet paid. Accrued expenses for network earnings at March 31, 2012 and December 31, 2011 were $99,776 and $114,489, respectively. Other accrued expenses at March 31, 2012 and December 31, 2011 were $14,500 and $19,785, respectively, primarily for professional fees.

NOTE 7. COMMON STOCK

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

In September 2011, PeopleString issued 600,000 shares of its common stock, valued at $0.08 per share at September 30, 2011, in consideration for investor relations services provided by a vendor and recorded expense of $48,000 in connection with the issuance of these shares. The market value of PeopleString’s common stock at September 30, 2011 was $0.16 per share.

In January 2012, PeopleString issued 200,000 shares of its common stock, valued at $0.04 per share, in consideration for marketing services provided by 2 vendors. PeopleString recorded expense of $8,000 in connection with the issuance of these shares. The market value of PeopleString’s common stock at January 9, 2012 was $0.04 per share.

Also in January 2012, PeopleString issued 400,000 shares of its common stock, valued at $0.05 per share, in consideration for marketing services provided by 3 vendors. PeopleString recorded expense of $20,000 in connection with the issuance of these shares. The market value of PeopleString’s common stock at January 17, 2012 was $0.05 per share.

NOTE 8. SHARE-BASED COMPENSATION

Warrants:

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

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The number of warrants outstanding as of January 1, 2012 and changes to such number during the three months ended March 31, 2012 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2012	4,968,000	$0.60	3.1	$-
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at March 31, 2012	4,968,000	$0.60	2.8	$-
Warrants exercisable at March 31, 2012	3,768,000	$0.57	1.9	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of the Company’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the three months ended March 31, 2012 and 2011 were 0 and 0, respectively.

No warrants were exercised and no cash received during the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012 and 2011, no warrants were cancelled, forfeited or expired.

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

For the three months ended March 31, 2012 and 2011, PeopleString recorded stock-based option compensation expense of $18,138 and $4,842, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The number of stock options outstanding as of January 1, 2012 and changes to such number during the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	15,671,500	$0.48	2.6	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	-	$-
Options outstanding at March 31, 2012	15,671,500	$0.48	2.4	$-
Options exercisable at March 31, 2012	9,853,250	$0.43	2.7	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of PeopleString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Options granted during the three months ended March 31, 2012 and 2011 were 0 and 15,424,500, respectively.

No options were exercised, and no cash received from option exercises and purchases of shares for the three months ended March 31, 2012 and 2011. No tax benefit was attributable to options exercised in the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012 and 2011, options to purchase a total of 0 and 85,000, respectively, shares of PeopleString’s common stock were forfeited or expired with an aggregate intrinsic value of $0 and $42,500, respectively, at the date of expiration.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended
	March 31,
	2012	2011
Risk-free interest rate	-%	0.5%
Expected volatility	-%	38.6%
Expected life (in years)	-	1.6
Dividend yield	-	-

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

NOTE 9. RELATED PARTY TRANSACTIONS

Technology License and Shared Services Agreement:

On April 2, 2009, PeopleString entered into a verbal agreement with BigString, a related party, to license BigString’s messaging technology and share the cost of certain common services. At March 31, 2012, BigString was a significant, non-majority stockholder of PeopleString’s common stock. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Under the agreement, BigString provides messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charges PeopleString fees that are higher in aggregate than BigString charges other third parties for outsourced messaging services. For the three months ended March 31, 2012 and 2011, the amount incurred by PeopleString for the licensing was $6,000 and $10,500, respectively.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company. Payments are due quarterly. In 2011, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses, and were primarily paid by PeopleString by year-end. For the three months ended March 31, 2012 and 2011, the amount expensed to BigString by PeopleString for the shared expense was $30,878 and $37,121, respectively. PeopleString’s management determined, in their sole discretion, based on their subjective estimate of the amount of time devoted to each company, the amount incurred and paid for the shared services that is allocated to PeopleString.

On August 3, 2009, PeopleString entered into a verbal agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of PeopleString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly and are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. In May, 2011, the parties agreed to temporarily suspend services. Expenses for the three months ended March 31, 2012 and 2011 were $0 and $21,929, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases:

PeopleString shares office space with BigString. Beginning June 1, 2010, PeopleString paid for its shared office space directly to BigString’s landlord. The office space is not currently subject to an operating lease.

Rental expenses were $6,219 and $5,623 for the three months ended March 31, 2012 and 2011, respectively.

Excluding shared services and a licensing fee to BigString, computer co-location, power and Internet access expenses were $8,492 and $10,817 for the three months ended March 31, 2012 and 2011, respectively.

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

NOTE 11. SUBSEQUENT EVENTS

On April 24, 2012, PeopleString issued 1,300,000 shares of its common stock, valued at $0.09 per share, in consideration for investor relation services provided by a vendor. PeopleString recorded expense of $117,000 in connection with the issuance of these shares. The market value of BigString’s common stock at April 24, 2012 was $0.09 per share.

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about PeopleString Corporation’s (“PeopleString” or the “Company”) financial condition and results of operations for the three months ended March 31, 2012 and 2011.  This information should be read in conjunction with PeopleString’s unaudited consolidated financial statements for the three months ended March 31, 2012 and 2011, including the related notes thereto, which begin on page 1 of this report. These unaudited consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2011 of the Company. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Background

PeopleString was incorporated in the State of Delaware on January 2, 2009. The Company was formed to develop technology that would allow users of social networks to earn incentives through online and offline activities by the user and his or her network. In March 2009, PeopleString’s incentive-based social network was introduced to the market.

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. At March 31, 2012, PeopleString owned 100% of RewardString’s outstanding common stock. RewardString is currently PeopleString’s only subsidiary.

Overview

PeopleString began as a technology firm, that created an incentive-based social network which allows users to aggregate and share the revenue generated from their online activities, communication and social networking through its website located at www.PeopleString.com. The Company’s “InstaPortal” technology helps users design slices of Internet sites they wish to capture and have those slices appear in a convenient, home page. PeopleString has also developed a service, PeopleDeals & Marketplace Platform, which enables marketers, from local merchants to global brands, to utilize social media as part of their marketing operations. Consumers and local merchants can access the website at www.PeopleDeals.com and brands and agencies can access the website at www.ShareItUp.com. In addition to aggregating deals for consumers by criteria, such as geographical location or interest, the PeopleDeals Platform encourages consumers to share deals within their networks through PeopleString’s “Share It Up!” technology.

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

PeopleString’s patent pending “Share It Up!” technology allows any business to instantly create social coupons and deals that change in value the more they are shared. By leveraging their customers’ social networks, business can amplify their marketing by encouraging customers to share the message into new social circles. The coupon and deal incentives, combined with trusted recommendations from friends, can motivate consumer trial and cross-purchase transactions both online and in-store.

Index

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

The Company also developed its Share It Up! Platform for brands and agencies and began offering deals through a closed Beta program in November 2011. This professional service allows merchants to create and modify deals instantly based on real-time feedback while avoiding revenue reductions of up to 75% which may occur with some online deal sites. The service provides the flexibility often needed by large businesses to customize their promotional efforts to target select consumers with their amplified reach.

In March 2012, after modifications from client feedback in the closed Beta, PeopleString began offering its Share It Up! Platform to brands directly and through advertising agencies. The Company has worked with clients and potential clients to structure the following offers: coupons, deals, discounts, samples, rebates, rewards, races and promotions. In addition, the Company has helped structure flash offers, cause marketing offers, co-branded offers and unlocked premium content. Pricing is based on level of service and geography (Global/National, Regional, Local).

We promote our social network service and products primarily through word of mouth by our members to potential members. We augment this viral marketing with tools that our members can leverage to help recruit additional members, including hosted landing pages and collateral. We also allow ‘up-line’ members to volunteer to lead webinars where they can work more closely with potential members.

We initiated branding efforts on our PeopleDeals, ShareItUp and CPS services and products. Activities in the future may include further branding and/or direct response campaigns, including messaging and email tag lines, organic search, paid search, banners, blogs, social networks, video and other viral tactics, multimedia, print, and radio as well as through endorsements and alliances with marketing affiliates.

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

Results of Operations

For the Three Months Ended March 31, 2012 and 2011

Net Earnings (Loss).  For the three months ended March 31, 2012, net loss was $293,791, as compared to a net loss of $255,986 for the three months ended March 31, 2011. The $37,805 increase in net loss was primarily attributable to a $248,700 decrease in revenues and $210,992 decrease in operating expenses.

Revenues.  For the three months ended March 31, 2012, revenues were $27,601, a $248,700 decrease from revenues of $276,301 earned in the three months ended March 31, 2011. Of the revenues generated for the three months ended March 31, 2012, $15,712 was generated from product and service fees and $11,889 was generated from advertisers and affiliates, as compared to $116,917 from product and service fees and $159,385 from advertisers and affiliates for the three months ended March 31, 2011. The revenue decrease was primarily attributable to the shift of the Company’s resources from the PeopleString Social Network to development of the Share It Up! Platform and the PeopleDeals Platform. The Company began offering the Share It Up! Platform to brands and agencies in March, 2012 and began recording Share It Up! Platform revenue in the second quarter of 2012.

Operating Expenses.  For the three months ended March 31, 2012, operating expenses were $321,598, a $210,992 decrease from operating expenses of $532,590 incurred in the three months ended March 31, 2011.

•
Cost of revenues: Cost of revenues for the three months ended March 31, 2012 were $3,547, as compared to $179,593 for the same prior year period.  The $176,046 decrease in cost was primarily attributable to decreased network payments to users.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the three months ended March 31, 2012 were $318,051, as compared to $352,997 for the same prior year period.  The $34,946 decrease in expense was primarily attributable to reduced professional expenses and staffing expenses associated with development.

Index

Other Income.  For the three months ended March 31, 2012, other income was $206, a $97 decrease from other income of $303 in the three months ended March 31, 2012.  The decrease was primarily attributable to lower average cash balances.

Income Taxes.  For the three months ended March 31, 2012 and 2011, PeopleString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

Liquidity and Capital Resources

PeopleString’s operating and capital requirements have exceeded its cash flow from operations while PeopleString has been building its business.  Since inception through March 31, 2012, PeopleString has used $1,442,150 in operating and investing activities. PeopleString has also received $1,635,515 of investments from PeopleString’s stockholders and warrant holders.

PeopleString’s cash balance as of March 31, 2012 was $193,365, which was a decrease of $207,359 from the cash balance of $400,724 as of December 31, 2011. This decrease to the cash balance was primarily attributable to a net loss, partially offset by investments from PeopleString’s stockholders and warrant holders.

In May 2011, PeopleString issued 2,400,000 shares of its common stock at a per share purchase price of $0.50 and received $1,200,000 in gross proceeds. In connection with the issuance of the purchased shares, the Company also issued warrants to the investors.

Management believes PeopleString’s current cash balance of $114,693 at May 14, 2012 is not sufficient to fund the minimum level of operations for the next twelve months.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

See Index of Exhibits commencing on page E-1.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PeopleString Corporation
Registrant

Dated: May 18, 2012	By:	/s/ Darin M. Myman
Darin M. Myman President and Chief Executive Officer (Principal Executive Officer)

Dated: May 18, 2012	By:	/s/ Robert S. DeMeulemeester
Robert S. DeMeulemeester Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PeopleString Corporation, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

E-1