Form 10-Q
period 2012-06-30
PEOPLESTRING CORP
filed 2012-08-14
CIK 1455819

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

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

Number of shares of Common Stock outstanding at August 14, 2012:

Common Stock, par value $0.00001 per share	39,518,500
(Class)	(Number of Shares)

Index

PEOPLESTRING CORPORATION
FORM 10-Q
JUNE 30, 2012

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

The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$78,155	$400,724
Accounts receivable - net of allowance of $2,005 and $5,370, respectively	43,650	98,443
Prepaid expenses and other current assets	-	775
Total current assets	$121,805	$499,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,322	$15,594
Accrued expenses	85,228	134,274
Unearned revenue	2,520	3,852
Total current liabilities	101,070	153,720

Stockholders' equity:
Common stock, $0.00001 par value - authorized 250,000,000 shares; issued and outstanding 39,518,500 and 37,618,500 shares, respectively	395	376
Additional paid in capital	2,111,057	1,917,069
Deficit	(2,090,717)	(1,571,223)
Total stockholders' equity	20,735	346,222
Total liabilities and stockholders' equity	$121,805	$499,942

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$37,995	$303,221	$65,596	$579,523
Operating expenses:
Cost of revenues	306	109,841	3,853	289,434
Research, development, sales, general and administrative	263,443	574,737	581,495	927,735
Total operating expenses	263,749	684,578	585,348	1,217,169
Loss from operations	(225,754)	(381,357)	(519,752)	(637,646)
Other income:
Interest income	52	615	258	918
Loss before provision for income taxes	(225,702)	(380,742)	(519,494)	(636,728)
Provision for income taxes	-	-	-	-
Net loss	$(225,702)	$(380,742)	$(519,494)	$(636,728)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	39,189,929	35,647,071	38,659,159	35,056,450

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (Unaudited)

		Common Stock		Additional
		No. of		Paid-In
	Total	Shares	Amount	Capital	Deficit

Balance, January 1, 2011	$300,595	33,900,000	$339	$585,626	$(285,370)
Stock-based compensation expense	77,668	-	-	77,668	-
Issuance of common stock for services (valued at $0.13 and $0.08 per share)	137,812	1,318,500	13	137,799	-
Sale of common stock (at $0.50 per share) and warrants (at $0.50 and $0.70 per share)	918,900	2,400,000	24	918,876	-
Allocation to warrants from sale of common stock (at $0.50 per share) and warrants (at $0.50 and $0.70 per share)	197,100	-	-	197,100	-
Net loss	(1,285,853)	-	-	-	(1,285,853)
Balance, December 31, 2011	346,222	37,618,500	376	1,917,069	(1,571,223)
Stock-based compensation expense	49,007	-	-	49,007	-
Issuance of common stock for services (valued at $0.04, $0.05 and $0.09 per share)	145,000	1,900,000	19	144,981	-
Net loss	(519,494)	-	-	-	(519,494)
Balance, June 30, 2012	$20,735	39,518,500	$395	$2,111,057	$(2,090,717)

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(519,494)	$(636,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	194,007	113,070
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	54,793	38,501
Decrease (increase) in prepaid expenses and other current assets	775	(2,099)
(Decrease) increase in accounts payable	(2,272)	31,463
(Decrease) in accrued expenses	(49,046)	(80,421)
(Decrease) in unearned revenue	(1,332)	-
Net cash used in operating activities	(322,569)	(536,214)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	-	1,200,000
Net cash from financing activities	-	1,200,000
Net change in cash and cash equivalents	(322,569)	663,786
Cash and cash equivalents - beginning of period	400,724	449,893
Cash and cash equivalents - end of period	$78,155	$453,449

Supplementary information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions during the periods for:
Common stock issued for services	$145,000	$89,812
Common stock options	$49,007	$23,258

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2012, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by PeopleString Corporation (“PeopleString” or the “Company”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2011 was derived from audited financial statements.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. At June 30, 2012, PeopleString owned 100% of RewardString’s outstanding common stock. RewardString is currently PeopleString’s only subsidiary.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PeopleString and its subsidiary, RewardString, which is a wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are summarized in Note 1 of the Company’s annual report on Form 10-K for the period ended December 31, 2011.  There were no significant changes to these accounting policies during the six months ended June 30, 2012 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 2. GOING CONCERN

For the six months ended June 30, 2012, PeopleString’s consolidated financial statements reflect a net loss of $519,494, net cash used in operations of $322,569 and a cumulative net loss of $2,090,717. These matters raise substantial doubt about the ability of PeopleString to continue as a going concern. PeopleString’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

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

As of June 30, 2012 and December 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the six months ended June 30, 2012 and the year ended December 31, 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011

	Assets at Fair Value at Period End, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
June 30, 2012	$78,155	$78,155	$-	$-
December 31, 2011	$400,724	$400,724	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of June 30, 2012 and December 31, 2011.

NOTE 5. INCOME TAXES

PeopleString applies the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes” (ASC 740). A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of June 30, 2012 and December 31, 2011 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as PeopleString may incur losses.

Components of deferred income tax assets are as follows:

	June 30, 2012	December 31, 2011
Deferred tax assets - current	Tax Effect	Tax Effect
Benefit due to loss carryforward	$731,751	$549,928
Valuation allowance	(731,751)	(549,928)
	$-	$-

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

NOTE 6. ACCRUED EXPENSES

PeopleString’s incentive-based social network allows users to earn money based on their online and offline activities. PeopleString makes payments to users who have an earned balance of at least $25, have been active users in the past 90 days and select a payment option. Network earnings are monitored by PeopleString’s management. For the six months ended June 30, 2012 and 2011, PeopleString made payments totaling $28,748 and $212,836, respectively.

In addition, for active users, PeopleString accrues amounts earned, but not yet paid. Accrued expenses for network earnings at June 30, 2012 and December 31, 2011 were $81,228 and $114,489, respectively. Other accrued expenses at June 30, 2012 and December 31, 2011 were $4,000 and $19,785, respectively, primarily for professional fees.

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

In April 2012, PeopleString issued 1,300,000 shares of its common stock, valued at $0.09 per share, in consideration for investor relation services provided by Bluewave Advisors. PeopleString recorded expense of $117,000 in connection with the issuance of these shares. The market value of PeopleString’s common stock at April 24, 2012 was $0.09 per share.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The number of warrants outstanding as of January 1, 2012 and changes to such number during the six months ended June 30, 2012 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2012	4,968,000	$0.60	3.1	$-
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at June 30, 2012	4,968,000	$0.60	2.6	$-
Warrants exercisable at June 30, 2012	3,768,000	$0.57	1.7	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of the Company’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the six months ended June 30, 2012 and 2011 were 0 and 4,968,000, respectively.

No warrants were exercised and no cash received during the six months ended June 30, 2012 and 2011.

During the six months ended June 30, 2012 and 2011, no warrants were cancelled, forfeited or expired.

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

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2012 and 2011, PeopleString recorded stock-based option compensation expense of $30,869 and $18,415, respectively.  For the six months ended June 30, 2012 and 2011, PeopleString recorded stock-based option compensation expense of $49,007 and $23,257, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

The number of stock options outstanding as of January 1, 2012 and changes to such number during the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	15,671,500	$0.48	2.6	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	(2,949,500)	$-
Options outstanding at June 30, 2011	12,722,000	$0.48	2.3	$-
Options exercisable at June 30, 2011	10,629,000	$0.46	2.4	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of the Company’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Options granted during the six months ended June 30, 2012 and 2011 were 0 and 16,704,500, respectively.

No options were exercised, no cash received and no tax benefit was attributable from option exercises and purchases of shares for the six months ended June 30, 2012 and 2011.

During the six months ended June 30, 2012 and 2011, options to purchase a total of 2,949,500 and 843,000, respectively, shares of PeopleString’s common stock were forfeited with an aggregate intrinsic value of $0 and $0, respectively, at the date of forfeiture.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Six Months Ended
	June 30,
	2012	2011
Risk-free interest rate	-%	0.5%
Expected volatility	-%	43.2%
Expected life (in years)	-	1.6
Dividend yield	-	-

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

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. RELATED PARTY TRANSACTIONS

Technology License and Shared Services Agreement:

On April 2, 2009, PeopleString entered into a verbal agreement with BigString, a related party, to license BigString’s messaging technology and share the cost of certain common services. At June 30, 2012, PeopleString and BigString agreed to temporarily suspend services. At June 30, 2012, BigString was a significant, non-majority stockholder of PeopleString’s common stock. The agreement renewed annually, was subject to adjustment periodically, and could be terminated at will by either party upon three days notice. Under the agreement, BigString provided messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charged PeopleString fees that are higher in aggregate than BigString charged other third parties for outsourced messaging services. For the three months ended June 30, 2012 and 2011, the amount incurred by PeopleString for the licensing was $6,000 and $10,500, respectively. For the six months ended June 30, 2012 and 2011, the amount incurred by PeopleString for the licensing was $12,000 and $21,000, respectively.

Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company. Payments are due quarterly. In 2011, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses, and were primarily paid by PeopleString by year-end. For the three months ended June 30, 2012 and 2011, the amount expensed to BigString by PeopleString for the shared expense was $28,127 and $30,878, respectively. For the six months ended June 30, 2012 and 2011, the amount incurred by BigString for the shared expense was $59,005 and $76,098, respectively. PeopleString’s management determined, in their sole discretion, based on their subjective estimate of the amount of time devoted to each company, the amount incurred and paid for the shared services that is allocated to PeopleString.

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

Expenses for the three months ended June 30, 2012 and 2011 were $0 and $11,026, respectively. Expenses for the six months ended June 30, 2012 and 2011 were $0 and $32,955, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases:

PeopleString shares office space with BigString. Beginning June 1, 2010, PeopleString paid for its shared office space directly to BigString’s landlord. The office space is not currently subject to an operating lease.

Rental expenses were $1,150 and $5,676 for the three months ended June 30, 2012 and 2011, respectively. Rental expenses were $7,369 and $11,299 for the six months ended June 30, 2012 and 2011, respectively.

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

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about PeopleString Corporation’s (“PeopleString” or the “Company”) financial condition and results of operations for the three and six months ended June 30, 2012 and 2011.  This information should be read in conjunction with PeopleString’s unaudited consolidated financial statements for the three and six months ended June 30, 2012 and 2011, including the related notes thereto, which begin on page 1 of this report. These unaudited consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 of the Company. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Background

PeopleString was incorporated in the State of Delaware on January 2, 2009. The Company was formed to develop technology that would allow users of social networks to earn incentives through online and offline activities by the user and his or her network. In March 2009, PeopleString’s incentive-based social network was introduced to the market.

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. At June 30, 2012, PeopleString owned 100% of RewardString’s outstanding common stock. RewardString is currently PeopleString’s only subsidiary.

Overview

PeopleString Social Network

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

PeopleDeals & Marketplace Platform

In April 2011, the PeopleDeals & Marketplace Platform was introduced to help local merchants utilize new social marketing tools to create direct social connections between the businesses and consumers in order to increase brand awareness, customer loyalty and/or increased sales. Merchants create unique social applications, attract and retain customers and leverage their social connections. Merchants can leverage their social connections through PeopleString, email and other social networks, such as Facebook and Twitter, to reach potential customers with special offers. Consumers and local merchants can access the website at www.PeopleDeals.com.

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

Index

Share It Up!

In November 2011, PeopleString began testing a closed Beta version of its social media platform for advertising agencies and large marketers, such as regional and global brands. PeopleString’s patent pending “Share It Up!” technology allows any business to instantly create social coupons and deals that change in value the more they are shared. By leveraging their customers’ social networks, business can amplify their marketing by encouraging customers to share the message into new social circles. The coupon and deal incentives, combined with trusted recommendations from friends, can motivate consumer trial and cross-purchase transactions both online and in-store.

In March 2012, after modifications from client feedback, PeopleString began offering its Share It Up! platform to brands and advertising agencies. PeopleString recorded its first revenues for this service in April 2012. Brands and agencies can access the website at www.ShareItUp.com.

The Company has worked with clients and potential clients to structure the following offers: coupons, deals, discounts, samples, rebates, rewards, races and promotions. In addition, the Company has helped structure flash offers, cause marketing offers co-branded offers and unlocked premium content. Pricing is based on level of service and geography (Global/National, Regional, Local).

Promotion

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

BiLo Agreement

            A Strategic Marketing Agreement was entered into on June 27, 2012 with BiLo Media, Inc., whereby the Company will provide marketing services to BiLo and act as an independent general advisor and consultant to BiLo on all matters related to the marketing of BiLo. The term of the Agreement is for a minimum period of two (2) months and the Strategic Marketing Agreement may be terminated by either party at any time after the initial two month period by giving 7 days prior written notice.

As consideration, BiLo has agreed to pay the Company bi-monthly commission equal to fifty percent of any net revenue derived from the sale of memberships for BiLo’s website, MyIngo.com, which accrue during the term of the Strategic Marketing Agreement and are directly attributable to contacts, sources or introductions made by the Company.

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

Index

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

Recent Accounting Pronouncements.  PeopleString’s significant accounting policies are summarized in Note 1 of PeopleString’s consolidated financial statements for the years ended December 31, 2011 and 2010.  There were no significant changes to these accounting policies during the three and six months ended June 30, 2012 and 2011 and PeopleString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Results of Operations

For the Three Months Ended June 30, 2012 and 2011

Net Earnings (Loss).  For the three months ended June 30, 2012, net loss was $225,702, as compared to a net loss of $380,742 for the three months ended June 30, 2011. The $155,040 decrease in net loss was primarily attributable to a $420,829 decrease in operating expenses, partially offset by a $265,226 reduction in revenue.

Revenues.  For the three months ended June 30, 2012, revenues were $37,995, a $265,226 decrease from revenues of $303,221 earned in the three months ended June 30, 2011. Of the revenues generated for the three months ended June 30, 2012, $14,497 was generated from Share It Up! fees, $12,725 was generated from product and service fees and $10,773 was generated from advertisers and affiliates, as compared to $0 from Share It Up! fees, $164,500 from product and service fees and $138,721 from advertisers and affiliates for the three months ended June 30, 2011.

•
The $14,497 generated from Share It Up! included one regional brand with a campaign managed by an agency, one national brand, and one global brand with eight campaigns managed by two agencies in the United States and Europe.

•
The $151,775 decrease in product and service fees for the three months ended June 30, 2012 over the same prior year period was primarily due to a decrease in premium subscriptions as the Company introduced new products and services, including PeopleDeals and Share It Up!

•
Advertising and affiliate revenues are paid based on a mix of impressions, clicks and actions. The $127,948 decrease in advertising and affiliate fees for the three months ended June 30, 2012 over the same prior year period was primarily due to lower traffic due to a lower number of users.

Index

Operating Expenses.  For the three months ended June 30, 2012, operating expenses were $263,443, a $420,829 decrease from operating expenses of $684,578 incurred in the three months ended June 30, 2011.

•
Cost of revenues: Cost of revenues for the three months ended June 30, 2012 were $306, as compared to $109,841 for the same prior year period.  The $109,535 decrease in cost was primarily attributable to decreased network payments to users.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the three months ended June 30, 2012 were $263,443, as compared to $574,737 for the same prior year period.  The $311,294 decrease in expense was primarily attributable to decreased professional, staffing and associated overhead expenses.

Other Income.  For the three months ended June 30, 2012, other income was $52, a $563 decrease over other income of $615 in the three months ended June 30, 2011.  The decrease was primarily attributable to lower average cash balances.

Income Taxes.  For the three months ended June 30, 2012 and 2011, PeopleString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

For the Six Months Ended June 30, 2012 and 2011

Net Earnings (Loss).  For the six months ended June 30, 2012, net loss was $519,494, as compared to net earnings of $636,728 for the six months ended June 30, 2011. The $117,234 decrease in net loss was primarily attributable to a $631,821 decrease in operating expenses, partially offset by a $513,927 decrease in revenues.

Revenues.  For the six months ended June 30, 2012, revenues were $65,596, a $513,927 decrease from revenues of $579,523 earned in the six months ended June 30, 2011. Of the revenues generated for the six months ended June 30, 2012, $14,497 was generated from Share It Up! fees, $28,437 was generated from product and service fees and $22,662 was generated from advertisers and affiliates, as compared to $0 from Share It Up! fees, $281,417 from product and service fees and $298,106 from advertisers and affiliates for the six months ended June 30, 2011.

•
The $14,497 generated from Share It Up! included one regional brand with a campaign managed by an agency, one national brand, and one global brand with eight campaigns managed by two agencies in the United States and Europe.

•
The $252,979 decrease in product and service fees for the six months ended June 30, 2012 over the same prior year period was primarily due to a pause in premium subscriptions as the Company introduced new products and services, including PeopleDeals and Share It Up!

•
Advertising and affiliate revenues are paid based on a mix of impressions, clicks and actions. The $275,444 decrease in advertising and affiliate fees for the six months ended June 30, 2012 over the same prior year period was primarily due to lower traffic due to a lower number of users.

Operating Expenses.  For the six months ended June 30, 2012, operating expenses were $585,348, a $631,821 decrease from operating expenses of $1,217,169 incurred in the six months ended June 30, 2011.

•
Cost of revenues: Cost of revenues for the six months ended June 30, 2012 were $3,853, as compared to $289,434 for the same prior year period.  The $285,581 decrease in cost was primarily attributable to decreased network payments to users.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the six months ended June 30, 2012 were $581,495, as compared to $927,735 for the same prior year period.  The $346,240 decrease in expense was primarily attributable to decreased professional, staffing and associated overhead expenses.

Other Income.  For the six months ended June 30, 2012, other income was $258, a $660 decrease from other income of $918 in the six months ended June 30, 2011.  The decrease was primarily attributable to lower average cash balances.

Income Taxes.  For the six months ended June 30, 2012 and 2011, PeopleString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

Liquidity and Capital Resources

PeopleString’s operating and capital requirements have exceeded its cash flow from operations while PeopleString has been building its business.  Since inception through June 30, 2012, PeopleString has used $1,557,360 in operating and investing activities. PeopleString has also received $1,635,515 of financing from PeopleString’s stock and warrant holders.

PeopleString’s cash balance as of June 30, 2012 was $78,155, which was a decrease of $322,569 from the cash balance of $400,724 as of December 31, 2011. This decrease to the cash balance was primarily attributable to a net loss.

In May 2011, PeopleString issued 2,400,000 shares of its common stock at a per share purchase price of $0.50 and received $1,200,000 in gross proceeds. In connection with the issuance of the purchased shares, the Company also issued warrants to the investors.

Management believes PeopleString’s current cash balance of $83,980 at August 8, 2012 is not sufficient to fund the minimum level of operations for the next twelve months.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PeopleString Corporation
Registrant

Dated: August 14, 2012	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2012	/s/ Robert S. DeMeulemeester
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