Form 10-Q
period 2012-09-30
PEOPLESTRING CORP
filed 2012-11-14
CIK 1455819

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to              .

Commission File Number: 333-163290

PEOPLESTRING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	90-0436540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

157 Broad Street, Suite 109, Red Bank, New Jersey 07701
(Address of principal executive offices) (Zip Code)

(732) 741-2840
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                             Accelerated filer ☐
Non-accelerated filer   ☐                                                             Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding at November 14, 2012: 39,518,500.

Index

PEOPLESTRING CORPORATION
FORM 10-Q
SEPTEMBER 30, 2012

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

PART I - FINANCIAL INFORMATION

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

The results of operations for the three and nine months ended September 30, 2012, and 2011, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,723	$400,724
Accounts receivable - net of allowance of $300 and $5,370, respectively	12,690	98,443
Prepaid expenses and other current assets	-	775
Total current assets	$26,413	$499,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,858	$15,594
Accrued expenses	300	134,274
Unearned revenue	7,500	3,852
Total current liabilities	9,658	153,720

Stockholders' equity:
Common stock, $0.00001 par value - authorized 250,000,000 shares; issued and outstanding 39,518,500 and 37,618,500 shares, respectively	395	376
Additional paid in capital	2,125,994	1,917,069
Deficit	(2,109,634)	(1,571,223)
Total stockholders' equity	16,755	346,222
Total liabilities and stockholders' equity	$26,413	$499,942

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$17,081	$108,521	$82,677	$688,044
Operating expenses:
Cost of revenues	2,438	11,429	6,291	300,863
Research, development, sales, general and administrative	33,581	494,080	615,076	1,421,815
Total operating expenses	36,019	505,509	621,367	1,722,678
Loss from operations	(18,938)	(396,988)	(538,690)	(1,034,634)
Other income:
Interest income	21	785	279	1,703
Loss before provision for income taxes	(18,917)	(396,203)	(538,411)	(1,032,931)
Provision for income taxes	-	-	-	-
Net loss	$(18,917)	$(396,203)	$(538,411)	$(1,032,931)
Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	39,518,500	37,025,022	38,947,697	35,719,852

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (Unaudited)

		Common Stock		Additional
		No. of		Paid-In
	Total	Shares	Amount	Capital	Deficit

Balance, January 1, 2011	$300,595	33,900,000	$339	$585,626	$(285,370)
Stock-based compensation expense	77,668	-	-	77,668	-
Issuance of common stock for services (valued at $0.13 and $0.08 per share)	137,812	1,318,500	13	137,799	-
Sale of common stock (at $0.50 per share) and warrants (at $0.50 and $0.70 per share)	918,900	2,400,000	24	918,876	-
Allocation to warrants from sale of common stock (at $0.50 per share) and warrants (at $0.50 and $0.70 per share)	197,100	-	-	197,100	-
Net loss	(1,285,853)	-	-	-	(1,285,853)
Balance, December 31, 2011	346,222	37,618,500	376	1,917,069	(1,571,223)
Stock-based compensation expense	63,944	-	-	63,944	-
Issuance of common stock for services (valued at $0.04, $0.05 and $0.09 per share)	145,000	1,900,000	19	144,981	-
Net loss	(538,411)	-	-	-	(538,411)
Balance, September 30, 2012	$16,755	39,518,500	$395	$2,125,994	$(2,109,634)

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(538,411)	$(1,032,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	208,944	179,214
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	85,753	49,823
Decrease (increase) in prepaid expenses and other current assets	775	(97)
(Decrease) in accounts payable	(13,736)	(5,962)
(Decrease) in accrued expenses	(133,974)	(132,143)
Increase in unearned revenue	3,648	-
Net cash used in operating activities	(387,001)	(942,096)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	-	1,200,000
Net cash from financing activities	-	1,200,000
Net change in cash and cash equivalents	(387,001)	257,904
Cash and cash equivalents - beginning of period	400,724	449,893
Cash and cash equivalents - end of period	$13,723	$707,797

Supplementary information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions during the periods for:
Common stock issued for services	$145,000	$137,812
Common stock options	$63,944	$41,402

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2012, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by PeopleString Corporation (“PeopleString” or the “Company”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2011 was derived from audited financial statements.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. At September 30, 2012, PeopleString owned 100% of RewardString’s outstanding common stock and RewardString was PeopleString’s only subsidiary.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PeopleString and its subsidiary, RewardString, which is a wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are summarized in Note 1 of the Company’s annual report on Form 10-K for the period ended December 31, 2011.  There were no significant changes to these accounting policies during the nine months ended September 30, 2012 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 2. GOING CONCERN

For the nine months ended September 30, 2012, PeopleString’s consolidated financial statements reflect a net loss of $538,411, net cash used in operations of $387,001 and a cumulative net loss of $2,109,634. These matters raise substantial doubt about the ability of PeopleString to continue as a going concern. PeopleString’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

The time required for PeopleString to become profitable is highly uncertain, and PeopleString can give no assurances that it will achieve or sustain profitability, or generate sufficient cash flow from operations to meet planned capital expenditures, planned marketing expenditures and working capital requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond PeopleString’s control, including the state of the capital markets and the prospects for PeopleString’s business. The necessary additional financing may not be available to PeopleString or may be available only on terms that would result in further dilution to the current stockholders of PeopleString.

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

As of September 30, 2012 and December 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the nine months ended September 30, 2012 and the year ended December 31, 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Assets at Fair Value at Period End, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
September 30, 2012	$13,723	$13,723	$-	$-
December 31, 2011	$400,724	$400,724	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of September 30, 2012 and December 31, 2011.

NOTE 5. INCOME TAXES

PeopleString applies the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes” (ASC 740). A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of September 30, 2012 and December 31, 2011 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as PeopleString may incur losses.

Components of deferred income tax assets are as follows:

	September 30, 2012	December 31, 2011
Deferred tax assets - current	Tax Effect	Tax Effect
Benefit due to loss carryforward	$738,372	$549,928
Valuation allowance	(738,372)	(549,928)
	$-	$-

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

NOTE 6. ACCRUED EXPENSES

PeopleString’s incentive-based social network allows users to earn money based on their online and offline activities. PeopleString makes payments to users who have an earned balance of at least $25, have been active users in the past 90 days and select a payment option. Network earnings are monitored by PeopleString’s management. For the nine months ended September 30, 2012 and 2011, PeopleString made payments totaling $30,678 and $256,642, respectively.

In addition, for active users, PeopleString accrues amounts earned, but not yet paid. Accrued expenses for network earnings at September 30, 2012 and December 31, 2011 were $0 and $114,489, respectively. Other accrued expenses at September 30, 2012 and December 31, 2011 were $300 and $19,785, respectively, primarily for professional fees.

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

NOTE 8. SHARE-BASED COMPENSATION

Warrants:

In May 2011, the Company issued shares for proceeds. In connection with the issuance of the purchased shares, the Company also issued to the investors Series A warrants (the “Series A Warrants”) to purchase 1,200,000 fully paid and nonassessable shares of common stock, Series B warrants (the “Series B Warrants”) to purchase 2,400,000 fully paid and nonassessable shares of common stock, and Series C Warrants (the “Series C Warrants” and collectively with the Series A Warrants and the Series B Warrants, the “Warrants”) to purchase 1,200,000 fully paid and nonassessable shares of common stock. The initial exercise price of the Series A Warrants is $0.70 per share, with a term of exercise equal to five (5) years from the Closing Date and exercisable into shares of common stock equal to 50% of the Purchased Shares. The initial exercise price of the Series B Warrants is $0.50 per share, with a term of exercise equal to eighteen (18) months from the Closing Date and exercisable into shares of common stock equal to 100% of the Purchased Shares. The initial exercise price of the Series C Warrants is $0.70 per share, with a term of exercise equal to five (5) years from the Closing Date, which vest proportionally upon the exercise of the Series B Warrants, and exercisable into shares of common stock equal to 50% of the Purchased Shares. In connection with the offering, the Placement Agent received from the Company: (i) cash commissions equal to 7% of the gross proceeds received by the Company; and (ii) warrants to purchase such number of securities equal to 7% of the Purchased Shares (the “Agent Warrants”). The Agent Warrants are on the same terms as the Series A warrants.

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

The number of warrants outstanding as of January 1, 2012 and changes to such number during the nine months ended September 30, 2012 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2012	4,968,000	$0.60	3.1	$-
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at September 30, 2012	4,968,000	$0.60	2.3	$-
Warrants exercisable at September 30, 2012	3,768,000	$0.57	1.4	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of the Company’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the nine months ended September 30, 2012 and 2011 were 0 and 4,968,000, respectively.

No warrants were exercised and no cash received during the nine months ended September 30, 2012 and 2011.

During the nine months ended September 30, 2012 and 2011, no warrants were cancelled, forfeited or expired.

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

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2012 and 2011, PeopleString recorded stock-based option compensation expense of $14,937 and $18,145, respectively.  For the nine months ended September 30, 2012 and 2011, PeopleString recorded stock-based option compensation expense of $63,944 and $41,402, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

The number of stock options outstanding as of January 1, 2012 and changes to such number during the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	15,671,500	$0.48	2.6	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	(3,649,500)	$-
Options outstanding at September 30, 2012	12,022,000	$0.49	2.1	$-
Options exercisable at September 30, 2012	10,154,000	$0.47	2.2	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of the Company’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Options granted during the nine months ended September 30, 2012 and 2011 were 0 and 16,704,500, respectively.

No options were exercised, no cash received and no tax benefit was attributable from option exercises and purchases of shares for the nine months ended September 30, 2012 and 2011.

During the nine months ended September 30, 2012 and 2011, options to purchase a total of 3,649,500 and 958,000, respectively, shares of PeopleString’s common stock were forfeited with an aggregate intrinsic value of $0 and $0, respectively, at the date of forfeiture.

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

NOTE 9. RELATED PARTY TRANSACTIONS

Technology License and Shared Services Agreement:

On April 2, 2009, PeopleString entered into a verbal agreement with BigString, a related party, to license BigString’s messaging technology and share the cost of certain common services. At June 30, 2012, PeopleString and BigString agreed to temporarily suspend services. At September 30, 2012, BigString was a significant, non-majority stockholder of PeopleString’s common stock. The agreement renewed annually, was subject to adjustment periodically, and could be terminated at will by either party upon three days notice. Under the agreement, BigString provided messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charged PeopleString fees that are higher in aggregate than BigString charged other third parties for outsourced messaging services. For the three months ended September 30, 2012 and 2011, the amount incurred by PeopleString for the licensing was $0 and $10,500, respectively. For the nine months ended September 30, 2012 and 2011, the amount incurred by PeopleString for the licensing was $12,000 and $31,500, respectively.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company. Payments are due quarterly. In 2011, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses, and were primarily paid by PeopleString by year-end. For the three months ended September 30, 2012 and 2011, the amount expensed to BigString by PeopleString for the shared expense was $0 and $37,728, respectively. For the nine months ended September 30, 2012 and 2011, the amount incurred by BigString for the shared expense was $59,005 and $113,826, respectively. PeopleString’s management determined, in their sole discretion, based on their subjective estimate of the amount of time devoted to each company, the amount incurred and paid for the shared services that is allocated to PeopleString.

On August 3, 2009, PeopleString entered into a verbal agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of PeopleString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly and are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. Expenses for the three months ended September 30, 2012 and 2011 were $5,996 and $11,026, respectively. Expenses for the nine months ended September 30, 2012 and 2011 were $5,996 and $32,955, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases:

PeopleString shares office space with BigString. Beginning June 1, 2010, PeopleString paid for its shared office space directly to BigString’s landlord. The office space is not currently subject to an operating lease.

Rental expenses were $2,300 and $5,676 for the three months ended September 30, 2012 and 2011, respectively. Rental expenses were $9,669 and $16,975 for the nine months ended September 30, 2012 and 2011, respectively.

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

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about PeopleString Corporation’s (“PeopleString” or the “Company”) financial condition and results of operations for the three and nine months ended September 30, 2012 and 2011.  This information should be read in conjunction with PeopleString’s unaudited consolidated financial statements for the three and nine months ended September 30, 2012 and 2011, including the related notes thereto, which begin on page 1 of this report. These unaudited consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 of the Company. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Background

PeopleString was incorporated in the State of Delaware on January 2, 2009. The Company was formed to develop technology that would allow users of social networks to earn incentives through online and offline activities by the user and his or her network. In March 2009, PeopleString’s incentive-based social network was introduced to the market.

RewardString Corporation (“RewardString”), incorporated in the State of Delaware, was formed in late 2010 to develop technology relating to social media marketing. At September 30, 2012, PeopleString owned 100% of RewardString’s outstanding common stock and RewardString was PeopleString’s only subsidiary.

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

In January 2011, we introduced an InstaPortal technology that allows users to view continuously updating slices of their favorite websites on their PeopleString homepage. Increased ‘stickiness’ on the PeopleString website may lead to increased traffic, page views, advertising, affiliate and product/services revenue.

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

Recent Accounting Pronouncements.  PeopleString’s significant accounting policies are summarized in Note 1 of PeopleString’s consolidated financial statements for the years ended December 31, 2011 and 2010.  There were no significant changes to these accounting policies during the three and nine months ended September 30, 2012 and 2011 and PeopleString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Results of Operations

For the Three Months Ended September 30, 2012 and 2011

Net Earnings (Loss).  For the three months ended September 30, 2012, net loss was $18,917, as compared to a net loss of $396,203 for the three months ended September 30, 2011. The $377,286 decrease in net loss was primarily attributable to a $469,490 decrease in operating expenses, partially offset by a $91,440 reduction in revenue.

Revenues.  For the three months ended September 30, 2012, revenues were $17,081, a $91,440 decrease from revenues of $108,521 earned in the three months ended September 30, 2011. Of the revenues generated for the three months ended September 30, 2012, $5,998 was generated from Share It Up! fees, $2,301 was generated from product and service fees and $8,782 was generated from advertisers and affiliates, as compared to $0 from Share It Up! fees, $33,705 from product and service fees and $74,816 from advertisers and affiliates for the three months ended September 30, 2011.

Index

•	Share It Up! fees included a follow-up campaign by a regional brand managed by an agency, one national brand, and an international brand.

•	Deferred revenue of $7,500 is related to an agreement to provide up to five global campaigns by December 31, 2012.

•
The decrease in product and service fees for the three months ended September 30, 2012 over the same prior year period was primarily due to a decrease in premium subscriptions as the Company introduced new products and services, including PeopleDeals and Share It Up!

•
Advertising and affiliate revenues are paid based on a mix of impressions, clicks and actions. The decrease in advertising and affiliate fees for the three months ended September 30, 2012 over the same prior year period was primarily due to lower traffic due to a lower number of users.

Operating Expenses.  For the three months ended September 30, 2012, operating expenses were $36,019, a $469,490 decrease from operating expenses of $505,509 incurred in the three months ended September 30, 2011.

•
Cost of revenues: Cost of revenues for the three months ended September 30, 2012 were $2,438, as compared to $11,429 for the same prior year period.  The $8,991decrease in cost was primarily attributable to decreased network payments to users.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the three months ended September 30, 2012 were $33,581, as compared to $494,080 for the same prior year period.  The $460,499 decrease in expense was primarily attributable to decreased professional, staffing and associated overhead expenses.

Other Income.  For the three months ended September 30, 2012, other income was $21, a $764 decrease over other income of $785 in the three months ended September 30, 2011.  The decrease was primarily attributable to lower average cash balances.

Income Taxes.  For the three months ended September 30, 2012 and 2011, PeopleString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

For the Nine months Ended September 30, 2012 and 2011

Net Earnings (Loss).  For the nine months ended September 30, 2012, net loss was $538,411, as compared to net loss of $1,032,931 for the nine months ended September 30, 2011. The $494,520 decrease in net loss was primarily attributable to a $1,101,311 decrease in operating expenses, partially offset by a $605,367 decrease in revenues.

Revenues.  For the nine months ended September 30, 2012, revenues were $82,677, a $605,367 decrease from revenues of $688,044 earned in the nine months ended September 30, 2011. Of the revenues generated for the nine months ended September 30, 2012, $20,495 was generated from Share It Up! fees, $30,738 was generated from product and service fees and $31,444 was generated from advertisers and affiliates, as compared to $0 from Share It Up! fees, $315,121 from product and service fees and $372,923 from advertisers and affiliates for the nine months ended September 30, 2011.

•
Share It Up! included two campaigns by a regional brand managed by an agency, two national brands, an international brand and one global brand with eight campaigns managed by two agencies in the United States and Europe.

•	Deferred revenue of $7,500 is related to an agreement to provide up to five global campaigns by December 31, 2012.

•
The decrease in product and service fees for the nine months ended September 30, 2012 over the same prior year period was primarily due to a decrease in premium subscriptions as the Company introduced new products and services, including PeopleDeals and Share It Up!

•
Advertising and affiliate revenues are paid based on a mix of impressions, clicks and actions. The decrease in advertising and affiliate fees for the nine months ended September 30, 2012 over the same prior year period was primarily due to lower traffic due to a lower number of users.

Index

Operating Expenses.  For the nine months ended September 30, 2012, operating expenses were $621,367, a $1,101,311 decrease from operating expenses of $1,722,678 incurred in the nine months ended September 30, 2011.

•
Cost of revenues: Cost of revenues for the nine months ended September 30, 2012 were $6,291, as compared to $300,863 for the same prior year period.  The $294,572 decrease in cost was primarily attributable to decreased network payments to users.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the nine months ended September 30, 2012 were $615,076, as compared to $1,421,815 for the same prior year period.  The $1,101,311 decrease in expense was primarily attributable to decreased professional, staffing and associated overhead expenses.

Other Income.  For the nine months ended September 30, 2012, other income was $279, a $1,424 decrease from other income of $1,703 in the nine months ended September 30, 2011.  The decrease was primarily attributable to lower average cash balances.

Income Taxes.  For the nine months ended September 30, 2012 and 2011, PeopleString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

Liquidity and Capital Resources

PeopleString’s operating and capital requirements have exceeded its cash flow from operations while PeopleString has been building its business.  Since inception through September 30, 2012, PeopleString has used $1,621,792 in operating and investing activities. PeopleString has also received $1,635,515 of financing from PeopleString’s stock and warrant holders.

PeopleString’s cash balance as of September 30, 2012 was $13,723, which was a decrease of $387,001 from the cash balance of $400,724 as of December 31, 2011. This decrease to the cash balance was primarily attributable to a net loss.

In May 2011, PeopleString issued 2,400,000 shares of its common stock at a per share purchase price of $0.50 and received $1,200,000 in gross proceeds. In connection with the issuance of the purchased shares, the Company also issued warrants to the investors.

Management believes PeopleString’s current cash balance of $17,108 at November 12, 2012 is not sufficient to fund the minimum level of operations for the next twelve months.

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

In order to continue reducing expenses, PeopleString plans to discontinue the PeopleString Social Network and the PeopleDeals & Marketplace Platform by December 31, 2012.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1.    Legal Proceedings.

PeopleString is not a party to, and none of its property is the subject of, any pending legal proceedings. To PeopleString’s knowledge, no governmental authority is contemplating any such proceedings.

Item 1A. Risk Factors.

PeopleString is a smaller reporting company and is therefore not required to provide this information.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

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

PeopleString Corporation

Dated: November 14, 2012	/s/ Darin M. Myman
Darin M. Myman President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2012	/s/ Robert S. DeMeulemeester
Robert S. DeMeulemeester Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)