Form 10-K
period 2012-12-31
PEOPLESTRING CORP
filed 2013-07-16
CIK 1455819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

At June 30, 2013, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on The NASDAQ OTC Bulletin Board on June 28, 2013) was $342,642.

At June 30, 2013, there were 62,618,500 shares of the Registrant’s common stock outstanding.

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

PEOPLESTRING CORPORATION

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

On May 17, 2013, the Company formally ceased all previously existing operations and certain shareholders transferred control of the Company to an unrelated third party

Overview

PeopleString began as a technology firm that created an incentive-based social network which allows users to aggregate and share the revenue generated from their online activities, communication and social networking through its website. The Company developed an “InstaPortal” technology which helps users design slices of Internet sites they wish to capture and have those slices appear in a convenient, home page. PeopleString has also developed services which enable local merchants, and brands and agencies, respectively, to utilize social media as part of their marketing operations.

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

Certain criteria we review to measure our performance is set forth below:

●	the number of first time users of our social network;

●	the number of repeated users of our social network;

●	the number of free users;

●	the number of paid users; and

●	the number of referrals by each of our users.

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

Employees

We currently have one employee. At December 31, 2012, we had four employees. We believe that our relationship with our employees is satisfactory.  We have not suffered any labor problems since our inception.

In connection with the Change in Control, on May 17, 2013, Darin Myman, Robert DeMeulemeester and Adam Kotkin resigned as directors and officers of the Company.  On May 17, 2013, Mr. Jerome Kaiser was elected by a majority vote of the shareholders of the Company to serve as the director and Chief Executive and Chief Financial Officer of the Company.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

PeopleString terminated its office space arrangement effective September 30, 2012.

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

Market Information

Our common stock commenced quotation on the NASDAQ OTC Bulletin Board under the trading symbol “PLPE” on January 25, 2011. Our common stock is currently quoted on NASDAQ OTC Pink. The closing price of our common stock on June 28, 2013 was $0.01 per share. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ OTC Bulletin Board or NASDAQ OTC Pink. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 2012	High	Low
First Quarter	$0.23	$0.03
Second Quarter	$0.15	$0.03
Third Quarter	$0.04	$0.01
Fourth Quarter	$0.02	$—

The NASDAQ OTC Pink is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  As of June 30, 2013, we had over twelve market makers for our common stock, including:  Automated Trading Services, Inc., BMA Securities, Cantor Fitzgerald & Co., Citadel Securities LLC, Collins Stewart LLC, G1 Execution Services, LLC, Knight Equity Markets, L.P., Maxim Group LLC, Pershing LLC, Puma Capital, LLC, Tejas, Inc., and Vfinance Investments, Inc.

As of June 30, 2013, the approximate number of registered holders of our common stock was 57. As of June 30, 2013, the number of outstanding shares of our common stock was 62,618,500; there were 1,368,000 shares of common stock subject to outstanding warrants, and there were 5,000,000 shares of common stock subject to outstanding stock options. As of June 30, 2013, the Equity Incentive Plan had not been registered with the SEC.

Dividends

No dividends were declared on PeopleString’s common stock in the years ended December 31, 2012 and 2011, and it is anticipated that cash dividends will not be declared on PeopleString’s common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Details of Issuance of Shares of Our Common Stock in Connection with Consulting Services

In January 2012, PeopleString issued 200,000 shares of its common stock, valued at $0.04 per share, in consideration for marketing services provided by two vendors. PeopleString recorded expense of $8,000 in connection with the issuance of these shares. The market value of PeopleString’s common stock at January 9, 2012 was $0.04 per share. In connection with the issuance of such shares of common stock, PeopleString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Shares of Our Common Stock in Connection with Consulting Services

Also in January 2012, PeopleString issued 400,000 shares of its common stock, valued at $0.05 per share, in consideration for marketing services provided by three vendors. PeopleString recorded expense of $20,000 in connection with the issuance of these shares. The market value of PeopleString’s common stock at January 17, 2012 was $0.05 per share. In connection with the issuance of such shares of common stock, PeopleString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Shares of Our Common Stock in Connection with Investor Relation Services

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

2009 Amended Equity Incentive Plan

Pursuant to the 2009 Equity Incentive Plan, which was approved by the stockholders of PeopleString at its 2009 annual meeting of stockholders, and amended and approved by the stockholders of PeopleString in 2010, the 2009 Amended Equity Incentive Plan (the “Equity Incentive Plan”), options to purchase up to 20,000,000 shares of Common Stock may be granted to employees, officers, directors, agents and consultants of PeopleString who are in a position to make significant contributions to the success of PeopleString. As of December 31, 2012, there were options to purchase 5,000,000 shares of common stock under the Equity Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2012, there were options to purchase 5,000,000 shares of common stock under the Equity Incentive Plan. The number of stock options outstanding under the Equity Incentive Plan, the weighted-average exercise price of outstanding stock options, and the number of securities remaining available for issuance as of December 31, 2012 were as follows:

2012 EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,000,000	(2)	$0.33	15,000,000
Equity compensation plans not approved by security holders	1,368,000	(3)	$0.70	—
Total	6,368,000		$0.41	15,000,000
________________________________

(1)	PeopleString currently has no equity compensation plan other than the Equity Incentive Plan described herein.
(2)	Represents options to purchase Common Stock outstanding at December 31, 2012 issued under the Equity Incentive Plan. See discussion above for additional information.
(3)	Includes options, warrants and rights to purchase shares of Common Stock not approved by security holders which were issued and outstanding as of December 31, 2012.

On April 5, 2013, the board of directors approved, and PeopleString issued, 7,700,000, 7,700,000 and 7,700,000 shares of its common stock, valued at $0.006 per share, in consideration for services provided by each of the Company’s three officers.  PeopleString will record expense of $138,600 in connection with the issuance of these shares.

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

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is intended to provide information about PeopleString’s financial condition and results of operations for the years ended December 31, 2012 and 2011. This information should be read in conjunction with PeopleString’s audited consolidated financial statements for the years ended December 31, 2012 and 2011, including the related notes thereto, which begin on page F-2 of this report.

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

On May 17, 2013, the Company formally ceased all previously existing operations and certain shareholders transferred control of the Company to an unrelated third party.

Overview

PeopleString began as a technology firm, that created an incentive-based social network which allows users to aggregate and share the revenue generated from their online activities, communication and social networking through its website. The Company developed an “InstaPortal” technology which helps users design slices of Internet sites they wish to capture and have those slices appear in a convenient, home page. PeopleString has also developed services, PeopleDeals & Marketplace Platform, which enables local merchants, and brands and agencies, respectively, to utilize social media as part of their marketing operations.

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

Revenue Recognition.  PeopleString derives revenue from online services, electronic commerce, advertising and data network services. PeopleString also derives revenue from marketing affiliations. PeopleString recognizes revenue in accordance with the guidance contained in the Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” In accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, revenue generally is earned and realized or realizable when all of the following criteria are met: Persuasive evidence of an arrangement exists; Delivery has occurred or services have been rendered; The seller’s price to the buyer is fixed or determinable; and Collectability is reasonably assured.

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

Recent Accounting Pronouncements.  PeopleString’s significant accounting policies are summarized in Note 1 of PeopleString’s consolidated financial statements for the years ended December 31, 2012 and 2011.  There were no significant changes to these accounting policies during the years ended December 31, 2012 and 2011 and PeopleString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Results of Operations

For the Years Ended December 31, 2012 and 2011

Net Earnings (loss).  For the year ended December 31, 2012, net loss was $634,969, as compared to net loss of $1,285,853 for the year ended December 31, 2011. The $650,884 decrease in net loss was primarily attributable to a decrease in operating expense of $1,282,393, partially offset by a decrease in revenues of $629,684.

Revenues.  For the year ended December 31, 2012, revenues were $84,378, a $629,684 decrease from revenues of $714,062 in the year ended December 31, 2011.  Of the revenues generated for the year ended December 31, 2012, $51,253 was generated from product and service fees and $33,125 was generated from advertisers and affiliates, as compared to $329,137 from product and service fees and $384,924 from advertisers and affiliates for the year ended December 31, 2011.

●
The 84% decrease in product and service fees for the year ended December 31, 2012 over the same prior year period was primarily due to fewer customers registering for premium services and upgrades to premium services by existing members.

●
Advertising and affiliate revenues are paid based on a mix of impressions, clicks and actions. The 91% decrease in advertising and affiliate fees for the year ended December 31, 2012 over the same prior year period was primarily due to lower traffic driven by a lower number of users.

Operating Expenses.  For the year ended December 31, 2012, operating expenses were $719,626, a $1,282,393 decrease from operating expenses of $2,002,019 incurred in the year ended December 31, 2011.

●
Cost of revenues: Cost of revenues for the year ended December 31, 2012 were $49,603, as compared to $393,016 for the prior year.  The $343,413 decrease in cost was primarily attributable to decreased hosting expense and decreased network payments associated with decreased revenues. Gross margins declined to 41% from 45% primarily due to the revenue mix.

●
Sales and marketing: Expenses for the year ended December 31, 2012 were $84,244, as compared to $314,472 for the prior year.  The $230,228 decrease in expenses was primarily attributable to decreased sales consultant fees and marketing expenses.

●
General and administrative: Expenses for the year ended December 31, 2012 were $585,779, as compared to $1,294,531 for the prior year.  The $708,752 decrease in expenses was primarily attributable to decreased professional fees, including consulting and legal, staffing and associated overhead expenses.

Other income.  For the year ended December 31, 2012, other income was $279, a $1,825 decrease from other income of $2,104 received in the year ended December 31, 2011. The decrease in interest income was primarily due to decreased cash balances.

Income Taxes.  For the year ended December 31, 2012 and 2011, PeopleString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

●
At December 31, 2012, PeopleString had available net operating loss carry forwards of approximately $2.1 million for federal and state income tax reporting purposes which expire in various years through 2032. The principal items giving rise to deferred taxes are timing differences between book and tax assets, other expenditures and a net operating loss carryforward. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such, PeopleString may be restricted in using its net operating loss and research credit carry forwards to offset future federal income tax expense.

Liquidity and Capital Resources

PeopleString’s operating and capital requirements have exceeded its cash flow from operations while PeopleString has been building its business.  Since inception through December 31, 2012, PeopleString has used $1,621,166 in operating and investing activities. PeopleString has also received $1,635,515 of investments from PeopleString’s stockholders and warrant holders.

PeopleString’s cash balance as of December 31, 2012 was $14,349, which was a decrease of $386,375 from the cash balance of $400,724 as of December 31, 2011. This decrease to the cash balance was primarily attributable to a net loss.

The Company has limited working capital and has ceased operations effective May 17, 2013.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of PeopleString’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Item 9B.     Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

Directors

Number of Directors. Our board of directors currently consists of one individual. Our Amended and Restated Bylaws provide that the board of directors may consist of a minimum of one director and a maximum of nine, as determined by the board of directors from time to time. In connection with the Change in Control, on May 17, 2013, Darin Myman, Robert DeMeulemeester and Adam Kotkin resigned as directors and officers of the Company.  On May 17, 2013, Mr. Jerome Kaiser was elected by a majority vote of the shareholders of the Company to serve as the director and Chief Executive and Chief Financial Officer of the Company.

Director Qualifications. While the selection of directors is a complex and subjective process that requires considerations of many intangible factors, the Company believes that candidates should generally meet the following criteria:

●	Broad training, experience and a successful track record at senior policy-making levels in business, government, education, technology, accounting, law, consulting and/or administration;
●	The highest personal and professional ethics, integrity and values;
●	Commitment to representing the long-term interests of the Company and all of its shareholders;
●	An inquisitive and objective perspective, strength of character and the mature judgment essential to effective decision-making;
●	Expertise that is useful to the Company and complementary to the background and experience of other Board members; and
●	Sufficient time to devote to Board and committee activities and to enhance their knowledge of our business, operations and industry.

The Board believes that our current director meets these criteria. In addition, as outlined below, the director brings a strong and unique background and set of skills to the Board, giving the Board as a whole competence and experience in a wide variety of areas, including the social networking industry, related Internet industries, finance and accounting, operations, corporate governance, board service and executive management. We believe that the Board as a whole and our director possess the necessary qualifications and skills to effectively advise management on strategy, monitor our performance and serve our best interests and the best interests of our shareholders.

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

Each director serves for a term set to expire at the next annual meeting of stockholders of PeopleString. The name, age, principal occupation or employment and biographical information of each member of the Board of Directors of PeopleString who served as of December 31, 2012 are set forth below:

Name and Address	Age	Principal Occupation or Employment
Darin M. Myman	48	President and Chief Executive Officer of PeopleString
Robert S. DeMeulemeester	46	Executive Vice President, Chief Financial Officer and Treasurer of PeopleString
Adam M. Kotkin	33	Chief Operating Officer of PeopleString Corporation

There are no family relationships among PeopleString’s directors and executive officers. None of the directors of PeopleString is a director of any company registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended, except that Mr. Myman and Mr. Kotkin are directors of BigString Corporation; Mr. Myman is an executive officers of BigString Corporation; Mr. Myman is a director and executive officer of Wally World Media, Inc.; and Mr. Kotkin is a director and executive officer of Apps Genius Corporation.

As of May 17, 2013, Messrs. Myman, DeMeulemeester and Kotkin resigned from their positions in the Company and Mr. Jerome Kaiser was elected by a majority vote of the shareholders of the Company to serve as the director, Chief Executive Officer and Chief Financial Officer of the Company.

Board of Directors as of May 17, 2013:

Name and Address	Age	Principal Occupation or Employment
Jerome S. Kaiser	53	Chief Executive Officer and Chief Financial Officer of PeopleString

Biographical Information

Jerome S. Kaiser (Age 53) – Chief Executive Officer, Chief Financial Officer and Director. Mr. Kaiser serves as the Chief Executive Officer, Chief Financial Officer and Director of Peoplestring as of May 17, 2013. Since March 2010, he served as the Chief Financial Officer and Secretary of AirTouch Communications, Inc. (OTCQB: ATCH). From March 2006 until July 2009, he was the Executive Vice President, Chief Financial Officer and Secretary of ORYXE Energy International, a clean energy company. From January 2005 until February 2006, he served as a vice president and group finance director of Liz Claiborne, Inc. (NYSE: LIZ). Prior to 2005, Mr. Kaiser served in various financial management positions with Meguiar’s, Inc., a manufacturer and marketer of consumer products, Mikasa, Inc., a publicly-traded wholesaler of fine tableware, and Ultimar, Inc., a publicly-traded refinder and marketer of integrated oil products. Mr. Kaiser began his career in public accounting at PriceWaterhouse. He is a certified public accountant and is a member of the California State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Kaiser received his master’s degree in business from California State University, Northridge and was an honors graduate from Pepperdine University with a bachelor’s degree in accounting.

Executive Officers

The name, age, current position and biographical information of each executive officer of PeopleString are set forth below:

Name	Age	Position
Jerome S. Kaiser	53	Chief Executive Officer and Chief Financial Officer

For the biographical information for the above listed executive officer, see “Directors.”

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

Item 11.      Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to PeopleString for the years ended December 31, 2012 and 2011. The Named Executive Officers are (1) Darin M. Myman, President and Chief Executive Officer, (2) Robert S. DeMeulemeester, Executive Vice President, Chief Financial Officer and Treasurer, and (3) Adam M. Kotkin, Chief Operating Officer and Secretary (the “Named Executive Officers”).

2012 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Darin M. Myman, President and Chief Executive Officer	2012 2011	$ $	41,831 104,748	$ $	— —	$ $	— —	$ $	22,238 19,912	$ $	— —	$ $	— —	$ $	— —	$ $	64,069 124,660

Robert S. DeMeulemeester, Executive Vice President, Chief Financial Officer and Treasurer	2012 2011	$ $	34,000 58,077	$ $	— —	$ $	— —	$ $	22,238 19,912	$ $	— —	$ $	— —	$ $	— —	$ $	56,238 77,989

Adam M. Kotkin, Chief Operating Officer and Secretary	2012 2011	$ $	38,771 99,489	$ $	— —	$ $	— —	$ $	22,238 19,912	$ $	— —	$ $	— —	$ $	— —	$ $	61,009 119,401
________________________________

(1)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2012 and 2011 in accordance with ASC 718, of stock option awards pursuant to the Equity Incentive Plan (as defined below). The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  Assumptions used in the calculation of these amounts are included in the footnotes to PeopleString’s audited financial statements furnished herewith.

Outstanding Equity Awards at Fiscal Year End

The following table provides information about all equity compensation awards held by the Named Executive Officers at December 31, 2012:

OUTSTANDING EQUITY AWARDS FOR THE YEAR ENDED DECEMBER 31, 2012
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Darin M. Myman, President and Chief Executive Officer	01/01/11 05/03/11	1,250,000 300,000	— —	— —	$ $	0.20 0.85	12/31/15 05/02/16

Robert S. DeMeulemeester, Executive Vice President, Chief Financial Officer and Treasurer	01/01/11 05/03/11	1,250,000 300,000	— —	— —		$0.20$ 0.85	12/31/15 05/02/16

Adam M. Kotkin, Chief Operating Officer and Secretary	01/01/11 05/03/11	1,250,000 300,000	— —	— —	$ $	0.20 0.85	12/31/15 05/02/16

Risk Management

The Board of Directors does not believe that PeopleString’s executive compensation program gives rise to any risks that are reasonably likely to have a material adverse effect on PeopleString.  Executive officers are compensated on a salary basis and have not been awarded any bonuses or other compensation in 2012 and 2011 that might encourage the taking of unnecessary or excessive risks that threaten the long-term value of PeopleString. The Board has sought to align the interests of the executive officers with the long-term interests of PeopleString and its stockholders though the Equity Incentive Plan, thereby giving the executive officers additional motivation to protect the long-term value of PeopleString.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation of the directors of PeopleString for the year ended December 31, 2012.

2012 DIRECTOR COMPENSATION TABLE

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
PeopleString did not have non-employee directors as of December 31, 2012.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders and Security Ownership of Management

The following table sets forth information as of June 30, 2013 with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of PeopleString’s Common Stock by (1) each director of PeopleString, (2) the Named Executive Officers of PeopleString, (3) each person or group of persons known by PeopleString to be the beneficial owner of greater than 5% of PeopleString’s outstanding Common Stock, and (4) all directors and officers of PeopleString as a group:

BENEFICIAL OWNERSHIP OF COMMON STOCK

Name of Beneficial Owner:		Percent
Directors, Officers and 5% Stockholders	No. of Shares (1)	of Class
Echelon Growth Partners, LLC	31,469,200	50.25%
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

Item 13.      Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

On August 3, 2009, in order to alleviate constraints on PeopleString’s limited financial resources, PeopleString entered into a verbal agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of PeopleString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly and are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. Expenses for the years ended December 31, 2012 and 2011 were $11,761 and $32,955, respectively.

Meetings and Committees of the Board of Directors

The Board of Directors of PeopleString conducts business through meetings of the Board or by unanimous written consents of the Board. The Board of Directors for 2012 consisted of: Robert S. DeMeulemeester, Adam M. Kotkin and Darin M. Myman following the election of directors at the 2009 annual meeting of stockholders. None of Mr. DeMeulemeester, Mr. Kotkin or Mr. Myman qualifies as an independent director in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the Securities and Exchange Commission. During 2012, the Board held zero (0) meetings, and the Board acted by unanimous written consent on two (2) occasions.

For the year ended December 31, 2012, the Audit Committee consisted of directors Robert S. DeMeulemeester and Adam M. Kotkin. Mr. DeMeulemeester served as the Chair of the Audit Committee. Mr. DeMeulemeester and Mr. Kotkin did not qualify as an independent director under NASDAQ’s definition of “independent director” in fiscal 2012. In addition, the Board has determined that Mr. DeMeulemeester qualifies as a financial expert under the rules of the Securities and Exchange Commission. The Audit Committee met four times during 2012, with all members attending such meeting.

On May 17, 2013, the Company selected the accounting firm of dbbmckennon to act as PeopleString’s independent public accounting firm for the year ended December 31, 2012 and audit the financial statements of PeopleString for such year.

Item 14.      Principal Accounting Fees and Services.

Audit Fees
PeopleString incurred fees of approximately $12,000 and $40,000 in 2012 and 2011, respectively, to Madsen & Associates CPAs, Inc. for audit services, which included work related to the quarterly reviews rendered for the year ended December 31, 2012 and the audit and the quarterly reviews for the year ended December 31, 2011.

Peoplestring incurred fees of $15,000 in connection with the audit of our financial statements for the year ended December 31, 2012, to dbbmckennon.

Audit Related Fees
As of December 31, 2012, PeopleString has not paid any fees associated with audit related services to Madsen & Associates CPAs, Inc., or any other accounting firm.

Tax Fees
As of December 31, 2012, PeopleString has not paid any fees associated with tax compliance, tax advice or tax planning to Madsen & Associates CPAs, Inc., or any other accounting firm.

All Other Fees
As of December 31, 2012, PeopleString has not paid any fees associated with non-audit services to Madsen & Associates CPAs, Inc., or any other accounting firm.

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

PEOPLESTRING CORPORATION

Date: July 16, 2013	By:	/s/ Jerome Kaiser
Jerome Kaiser
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Name and Name and each of them, his true and lawful attorneys-in-fact and agents for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date

/s/ Jerome Kaiser	President and Chief Executive Officer and Director (Principal Executive Officer)	July 16, 2013
Jerome Kaiser

/s/ Jerome Kaiser	Executive Vice President, Chief Financial Officer and Treasurer and Director (Principal Financial and Accounting Officer)	July 16, 2013
Jerome Kaiser

/s/ Jerome Kaiser	Chief Operating Officer and Director	July 16, 2013
Jerome Kaiser

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PEOPLESTRING CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PeopleString Corporation

We have audited the accompanying consolidated balance sheet of PeopleString Corporation and Subsidiary (collectively, the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully explained in Note 2 to the consolidated financial statements, the Company has incurred losses, ceased operations and has limited working capital for future business.  Management's plans with respect to these factors are also described on Note 2.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

/s/ dbbmckennon
Newport Beach, California
July 16, 2013

Madsen & Associates, CPA's Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PeopleString Corporation
Red Bank, New Jersey

We have audited the accompanying consolidated balance sheet of PeopleString Corporation and Subsidiary (collectively, the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates, CPAs Inc.

March 30, 2012

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$14,349	$400,724
Accounts receivable - net of allowance of $300 and $5,370	619	98,443
Prepaid expenses and other current assets	-	775
Total current assets	$14,968	$499,942

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,409	$15,594
Accrued expenses	16,465	134,274
Unearned revenue	7,500	3,852
Total current liabilities	32,374	153,720

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.00001 par value - authorized 250,000,000 shares; issued and outstanding 39,518,500 and 37,618,500 shares, respectively	395	376
Additional paid-in capital	2,188,391	1,917,069
Accumulated deficit	(2,206,192)	(1,571,223)
Total stockholders' equity (deficit)	(17,406)	346,222
Total liabilities and stockholders' equity (deficit)	$14,968	$499,942

See notes to consolidated financial statements.

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2012	2011
Revenues	$84,378	$714,062
Operating expenses:
Cost of revenues	49,603	393,016
Sales and marketing	84,244	314,472
General and administrative	585,779	1,294,531
Total operating expenses	719,626	2,002,019
Loss from operations	(635,248)	(1,287,957)
Other income:
Interest income	279	2,104
Loss before provision for income taxes	(634,969)	(1,285,853)
Provision for income taxes	-	-
Net loss	$(634,969)	$(1,285,853)
Net loss per common share:
Basic and diluted	$(0.02)	$(0.04)
Weighted average common shares outstanding:
Basic and diluted	39,091,178	36,198,415

See notes to consolidated financial statements.

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Additional
		Common Stock		Paid-In	Accumulated
	Total	Shares	Amount	Capital	Deficit

Balance, January 1, 2011	$300,595	33,900,000	$339	$585,626	$(285,370)
Stock-based compensation expense for options	77,668	-	-	77,668	-
Issuance of common stock for services (valued at $0.13 and $0.08 per share)	137,812	1,318,500	13	137,799	-
Sale of common stock (at $0.50 per share) and warrants (at $0.50 and $0.70 per share)	918,900	2,400,000	24	918,876	-
Allocation to warrants from sale of common stock (at $0.50 per share) and warrants (at $0.50 and $0.70 per share)	197,100	-	-	197,100	-
Net loss	(1,285,853)	-	-	-	(1,285,853)
Balance, December 31, 2011	346,222	37,618,500	376	1,917,069	(1,571,223)
Stock-based compensation expense for options	79,336	-	-	79,336	-
Issuance of common stock for services (valued at $0.04, $0.05 and $0.09 per share)	145,000	1,900,000	19	144,981	-
Allocation to additional paid-in capital for shared expenses from a related party	47,005	-	-	47,005	-
Net loss	(634,969)	-	-	-	(634,969)
Balance, December 31, 2012	$(17,406)	39,518,500	$395	$2,188,391	$(2,206,192)

See notes to consolidated financial statements.

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(634,969)	$(1,285,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	224,336	215,480
Allocation to additional paid-in capital for shared expenses	47,005	-
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	97,824	64,222
Decrease (increase) in prepaid expenses and other current assets	775	(97)
(Decrease) in accounts payable	(7,185)	(15,311)
(Decrease) in accrued expenses	(117,809)	(147,462)
Increase in unearned revenue	3,648	3,852
Net cash used by operating activities	(386,375)	(1,165,169)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	-	1,116,000
Net cash from financing activities	-	1,116,000
Net change in cash and cash equivalents	(386,375)	(49,169)
Cash and cash equivalents - beginning of year	400,724	449,893
Cash and cash equivalents - end of year	$14,349	$400,724

Supplementary information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See notes to consolidated financial statements.

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 1.  ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

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

On May 17, 2013, the Company formally ceased all previously existing operations and certain shareholders transferred control of the Company to an unrelated third party.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PeopleString and its subsidiary, RewardString Corporation, which is a wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.  As of December 31, 2012, RewardString had not commenced operations.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Management evaluates its estimates, including but not limited to those related to such items as costs to complete performance contracts, income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term investments with an original maturity of three months or less.

REVENUE RECOGNITION

PeopleString derives revenue from online services, electronic commerce, advertising and data network services. PeopleString also derives revenue from marketing affiliations. PeopleString recognizes revenue in accordance with the guidance contained in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” (“ASC 605”). In accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, revenue generally is earned and realized or realizable when all of the following criteria are met: Persuasive evidence of an arrangement exists; Delivery has occurred or services have been rendered; The seller’s price to the buyer is fixed or determinable; and Collectability is reasonably assured.

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

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 9, 2012, the Company entered into an agreement with a new customer to provide up to five advertising campaigns to be completed by December 31, 2012. The initial fee of $7,500 was deferred as revenue. In December 2012, the Company and customer reached a verbal agreement to defer the completion date until February 2013, and as such, the initial fee remained as deferred revenue at December 31, 2012.

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

INCOME TAXES

PeopleString accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to temporary differences between the financial statement carrying amounts and the tax basis of reported assets and liabilities.  A valuation allowance reduces the deferred tax assets to the amount estimated more likely than not to be realized.

STOCK-BASED COMPENSATION

PeopleString accounts for stock-based compensation under ASC 718, “Compensation-Stock Compensation” (ASC 718). The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under ASC 718.

PeopleString issues shares of common stock to non-employees as stock-based compensation. PeopleString accounts for the services using the fair market value of the consideration issued using the closing price of PeopleString’s common stock at the date of the agreement. For the years ended December 31, 2012 and 2011, PeopleString recorded compensation expense of $145,000 and $137,812, respectively, in connection with the issuance of 1,900,000 and 1,318,500, respectively, shares of common stock.

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

DISCONTINUED OPERATIONS

On May 17, 2013, the Company formally ceased all previously existing operations and certain shareholders transferred control of the Company to an unrelated third party. The discontinued operations will not be reflected until May 17, 2013, the formal date of plan to cease all existing operations.

NOTE 2. GOING CONCERN

PeopleString’s consolidated financial statements reflect a net loss of $634,969, net cash used in operations of $386,375 and an accumulated deficit of $2,206,192.  The Company has limited working capital and has ceased operations effective May 17, 2013.  These matters raise substantial doubt about the ability of PeopleString to continue as a going concern. PeopleString’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2012 and 2011, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the years ended December 31, 2012 and 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2012 and 2011:

		Assets at Fair Value at Period End, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
December 31, 2012	$14,349	$14,349	$-	$-
December 31, 2011	$400,724	$400,724	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of December 31, 2012 and 2011.

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INCOME TAXES

PeopleString applies the provisions of ASC 740, “Income Taxes” (ASC 740). A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of December 31, 2012 and 2011 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as PeopleString may incur losses.

Components of deferred income tax assets are as follows:

	December 31,
	2012	2011
Deferred tax assets - current	Tax Effect	Tax Effect
Benefit due to loss carryforward	$772,167	$549,928
Valuation allowance	(772,167)	(549,928)
	$-	$-

The Company will file income tax returns in all jurisdictions in which it has reason to believe it is subject to tax. The Company is subject to examination by various taxing jurisdictions. To date, there have been no examinations. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction’s laws or regulations. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of business of a global business, the ultimate tax outcome is uncertain for many transactions. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. Income tax returns for the years ending December 31, 2010, 2011 and 2012 may be audited under statute.

The difference between income tax at the U. S. federal statutory rate of 35% and the provision for income taxes is primarily due to the net operating loss carry forward, research tax credits and stock-based compensation expense,

At December 31, 2012, the Company had available NOL carry forwards of approximately $2.1 million for federal income tax reporting purposes and $2.1 million for state income tax reporting purposes which expire in various years through 2032. The differences between book income and tax income primarily relates to stock option expense and other expenditures. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s NOL and research credit carry forwards may be limited. With the Change in Control on May 17, 2013, the Company’s NOL carry forwards available to offset future federal taxable income may be limited. Similarly, the Company may be restricted in using its research credit carry forwards to offset future federal income tax expense.

NOTE 6. ACCRUED EXPENSES

PeopleString’s incentive-based social network allows users to earn money based on their online and offline activities. PeopleString makes payments to users who have an earned balance of at least $25, have been active users in the past 90 days and select a payment option. Network earnings are monitored by PeopleString’s management. For the years ended December 31, 2012 and 2011, PeopleString made payments totaling $30,679 and $278,182, respectively.

In addition, for active users, PeopleString accrues amounts earned, but not yet paid. Accrued expenses for network earnings at December 31, 2012 and 2011 were $0 and $114,489, respectively. Other accrued expenses at December 31, 2012 and 2011 were $16,465 and $19,785, respectively, primarily for professional fees.

NOTE 7. COMMON STOCK

In January 2011, PeopleString issued 668,500 shares of its common stock, valued at $0.125 per share, in consideration for marketing services provided by 33 vendors. PeopleString recorded expense of $83,562 in connection with the issuance of these shares. Fair market value was based on the most recent prior private placement per share purchase price.

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2012, PeopleString issued 200,000 shares of its common stock, valued at $0.04 per share, in consideration for marketing services provided by two vendors. PeopleString recorded expense of $8,000 in connection with the issuance of these shares. The market value of PeopleString’s common stock at January 9, 2012 was $0.04 per share.

Also in January 2012, PeopleString issued 400,000 shares of its common stock, valued at $0.05 per share, in consideration for marketing services provided by three vendors. PeopleString recorded expense of $20,000 in connection with the issuance of these shares. The market value of PeopleString’s common stock at January 17, 2012 was $0.05 per share.

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

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the warrants outstanding during the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2012	4,968,000	$0.60	3.1	$-
Warrants granted	-
Warrants exercised	-
Warrants cancelled/forfeited/expired	(3,600,000)	$0.57
Warrants outstanding at December 31, 2012	1,368,000	$0.70	3.4	$-
Warrants exercisable at December 31, 2012	1,368,000	$0.70	3.4	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of the Company’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the years ended December 31, 2012 and 2011 were 0 and 4,968,000, respectively.

No warrants were exercised and no cash received during the years ended December 31, 2012 and 2011.

During the years ended December 31, 2012 and 2011, 3,600,000 and 0 warrants, respectively, were cancelled, forfeited or expired.

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

For the years ended December 31, 2012 and 2011, PeopleString recorded stock-based option compensation expense of $79,336 and $77,668, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures. As of December 31, 2012, future stock-based option compensation expense in 2013 will be $14,028.

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the stock options outstanding during the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	15,671,500	$0.48	2.6	$-
Options granted	-
Options exercised	-
Options cancelled/forfeited/expired	(10,671,500)	$0.55
Options outstanding at December 31, 2012	5,000,000	$0.33	2.9	$-
Options exercisable at December 31, 2012	4,975,000	$0.33	2.9	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of the Company’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Options granted during the years ended December 31, 2012 and 2011 were 0 and 16,704,500, respectively.

No options were exercised, no cash received and no tax benefit was attributable from option exercises and purchases of shares for the years ended December 31, 2012 and 2011.

During the years ended December 31, 2012 and 2011, options to purchase a total of 10,671,500 and 1,033,000, respectively, shares of PeopleString’s common stock were forfeited with an aggregate intrinsic value of $0 and $0, respectively, at the date of forfeiture.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Years Ended
	December 31,
	2012	2011
Risk-free interest rate	-%	0.5%
Expected volatility	-%	43%
Expected life (in years)	-	2
Dividend yield	-	-

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

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. RELATED PARTY TRANSACTIONS

Technology License and Shared Services Agreement:

On April 2, 2009, PeopleString entered into a verbal agreement with BigString, a related party, to license BigString’s messaging technology and share the cost of certain common services. At June 30, 2012, PeopleString and BigString agreed to temporarily suspend services. At December 31, 2012, BigString was a significant, non-majority stockholder of PeopleString’s common stock. The agreement renewed annually, was subject to adjustment periodically, and could be terminated at will by either party upon three days notice. Under the agreement, BigString provided messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charged PeopleString fees that are higher in aggregate than BigString charged other third parties for outsourced messaging services. For the years ended December 31, 2012 and 2011, the amount incurred by PeopleString for the licensing was $12,000 and $42,000, respectively.

Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company. Payments are due quarterly. In 2011 and 2012, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses. For the years ended December 31, 2012 and 2011, the amounts incurred by BigString for the shared expense was $59,005 and $151,647, respectively. PeopleString’s management determined, in their sole discretion, based on their subjective estimate of the amount of time devoted to each company, the amount incurred and paid for the shared services that is allocated to PeopleString.

On August 3, 2009, PeopleString entered into a verbal agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of PeopleString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly and are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. Expenses for the years ended December 31, 2012 and 2011 were $11,761 and $32,955, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases:

PeopleString terminated its office space arrangement effective September 30, 2012. Rental expenses were $9,669 and $22,651for the years ended December 31, 2012 and 2011, respectively.

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

NOTE 11. SUBSEQUENT EVENTS

On April 5, 2013, the board of directors approved, and PeopleString issued, 7,700,000, 7,700,000 and 7,700,000 shares of its common stock, valued at $0.006 per share, in consideration for services provided by each of the Company’s three officers.  PeopleString will record expense of $138,600 in connection with the issuance of these shares. On May 14, 2013, Echelon Growth Partners, LLC (“EGP’), a California limited liability company, and Darin Myman, Robert DeMeulemeester, Adam Kotkin, Peter Shelus (“Sellers”), entered into four separate stock purchase agreements (the “Stock Purchase Agreements”), pursuant to which EGP acquired a controlling interest in PeopleString, Inc. (the “Company”).  EGP acquired 31,469,200 shares of the Company constituting 50.25% of the issued and outstanding shares of common stock of the Company.  Upon closing of the Stock Purchase Agreements on May 17, 2013, the Company effected a change in control (the “Change in Control”) with Echelon Growth Partners, LLC acquiring 50.25% of the outstanding shares of Common Stock and control of the Company. There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of officers or other matters.

In connection with the Change in Control, on May 17, 2013, Darin Myman, Robert DeMeulemeester and Adam Kotkin resigned as directors and officers of the Company.  On May 17, 2013, Mr. Jerome Kaiser was elected by a majority vote of the shareholders of the Company to serve as the director and Chief Executive and Chief Financial Officer of the Company.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
21.1	Subsidiary of PeopleString.
23.1	Consent of Madsen & Associates CPAs, Inc., independent registered public accountants, as to the report relating to the consolidated financial statements of PeopleString.
24.1	Powers of Attorney of officers and directors of PeopleString, included in the signature page to this report.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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