Form 10-Q
period 2013-03-31
PEOPLESTRING CORP
filed 2013-09-27
CIK 1455819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from               to              .

Commission File Number 333-163290

PEOPLESTRING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	90-0436540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20301 Ventura Boulevard, Suite 126B, Woodland Hills, California 91364
(Address of principal executive offices) (Zip Code)

(949) 743-3399
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of Common Stock outstanding at September 27, 2013:

Common Stock, par value $0.00001 per share	62,618,500
(Class)	(Number of Shares)

Index

PEOPLESTRING CORPORATION
FORM 10-Q
MARCH 31, 2013

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 of PeopleString Corporation (“PeopleString” or the “Company”).

The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,618	$14,349
Accounts receivable - net of allowance of $0 and $300, respectively	-	619
Total current assets	$10,618	$14,968

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$30,411	$8,409
Accrued expenses	-	16,465
Unearned revenue	-	7,500
Total current liabilities	30,411	32,374

Stockholders' deficit:
Common stock, $0.00001 par value - authorized 250,000,000 shares; issued and outstanding 39,518,500 and 39,518,500 shares, respectively	395	395
Additional paid-in capital	2,198,912	2,188,391
Accumulated deficit	(2,219,100)	(2,206,192)
Total stockholders' deficit	(19,793)	(17,406)
Total liabilities and stockholders' deficit	$10,618	$14,968

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Revenues	$7,970	$27,601
Operating expenses:
Cost of revenues	-	3,547
Sales and marketing	-	68,929
General and administrative	20,878	249,122
Total operating expenses	20,878	321,598
Loss from operations	(12,908)	(293,997)
Other income:
Interest income	-	206
Loss before provision for income taxes	(12,908)	(293,791)
Provision for income taxes	-	-
Net loss	$(12,908)	$(293,791)
Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding:
Basic and diluted	39,518,500	38,128,390

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(12,908)	$(293,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	10,521	46,138
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	619	31,452
Decrease in prepaid expenses and other current assets	-	675
Increase in accounts payable	22,002	26,554
(Decrease) in accrued expenses	(16,465)	(19,998)
(Decrease) increase in unearned revenue	(7,500)	1,611
Net cash used in operating activities	(3,731)	(207,359)
Net change in cash and cash equivalents	(3,731)	(207,359)
Cash and cash equivalents - beginning of period	14,349	400,724
Cash and cash equivalents - end of period	$10,618	$193,365

Supplementary information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing transactions during the periods - none

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

On May 17, 2013, the Company began the process of winding down the previously existing operations and certain shareholders transferred control of the Company to an unrelated third party.  Also see Note 6 for merger agreement entered into on August 9, 2013 which is subject to closing.  Upon closing, the Company will spin off its intellectual property.

BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2013, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by PeopleString Corporation (“PeopleString” or the “Company”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2012 was derived from audited financial statements.  The results of operations and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PeopleString and its subsidiary, RewardString, which is a wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issues Accounting Standard Updates (“ASUs”) to amend the authoritative literature in Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

NOTE 2. GOING CONCERN

PeopleString’s consolidated financial statements reflect a net loss of $12,908, net cash used in operations of $3,731 and an accumulated deficit of $2,219,100. The Company had limited working capital and was winding down operations effective May 17, 2013, upon transfer of control of the Company. These matters raise substantial doubt about the ability of PeopleString to continue as a going concern. The new control party expects to obtain funding for the new operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding.  PeopleString’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

NOTE 3. ACCRUED EXPENSES

PeopleString’s incentive-based social network allowed users to earn money based on their online and offline activities. PeopleString made payments to users who had an earned balance of at least $25, had been active users in the past 90 days and selected a payment option. Network earnings were monitored by PeopleString’s management. For the three months ended March 31, 2013 and 2012, PeopleString made payments totaling $0 and $14,800, respectively.

In addition, for active users, PeopleString accrued amounts earned, but not yet paid. Accrued expenses for network earnings at March 31, 2013 and 2012 were $0 and $99,776, respectively. Other accrued expenses at March 31, 2013 and 2012 were $0 and $14,500, respectively, primarily for compensation expenses.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. COMMON STOCK

On January 9, 2012, PeopleString issued 200,000 fully vested shares of its common stock, valued at $0.04 per share, in consideration for marketing services provided by two vendors. PeopleString recorded expense of $8,000 in connection with the issuance of these shares. The market value of PeopleString’s common stock on January 9, 2012 was $0.04 per share.

On January 17, 2012, PeopleString issued 400,000 fully vested shares of its common stock, valued at $0.05 per share, in consideration for marketing services provided by three vendors. PeopleString recorded expense of $20,000 in connection with the issuance of these shares. The market value of PeopleString’s common stock on January 17, 2012 was $0.05 per share.

There were issuances of common stock during the three months ended March 31, 2013.  See Note 6 for subsequent issuances.

NOTE 5. SHARE-BASED COMPENSATION

Warrants:
Warrant activity during the three months ended March 31, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2013	1,368,000	$0.70	3.4	$-
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at March 31, 2013	1,368,000	$0.70	2.9	$-
Warrants exercisable at March 31, 2013	1,368,000	$0.70	2.9	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of the Company’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

There were no warrants were granted, forfeited or exercised during the three months ended March 31, 2013 and 2012.

In May 2011, in connection with the issuance of the purchased shares, the Company also issued to the investors Series A warrants to purchase 1,200,000 shares of common stock at a price of $0.70 per share.  Such warrants are currently outstanding and expire May 2016.  The warrants contain a provision that the exercise price may be adjusted in the event of a sale of common stock below $0.70 per share. The warrants are accounted for at fair value which, at present, is nominal.

Options:
Option activity during the three months ended March 31, 2013, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	5,000,000	$0.33	2.9	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	-	$-
Options outstanding at March 31, 2013	5,000,000	$0.33	2.7	$-
Options exercisable at March 31, 2013	4,975,000	$0.33	2.7	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of PeopleString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

There were no options were granted, forfeited or exercised during the three months ended March 31, 2013 and 2012. For the three months ended March 31, 2013 and 2012, PeopleString recorded stock-based option compensation expense of $10,521 and $18,138, respectively, related to options granted in 2011.

NOTE 6. SUBSEQUENT EVENTS

On April 5, 2013, the board of directors approved, and PeopleString issued to each of three (3) departing officers, 7,700,000, 7,700,000 and 7,700,000 fully vested shares of its common stock, valued at $0.006 per share. PeopleString will record expense of $138,600 in connection with the issuance of these shares during the three months ended June 30, 2013.

On May 10, 2013 the Board of directors approved of the conversion of outstanding debt owed to Anslow & Jaclin, LP in the principal amount of $20,000 into shares of PeopleString common stock at a mutually agreed upon price of no less than $0.001 per share. The Company will account for the value of the beneficial conversion feature on the date such note was issued, record a discount and charge such to operations as the note is due on demand.  The note was later purchased by shareholders of Vape Holdings, Inc. (see below).

On May 14, 2013, Echelon Growth Partners, LLC (“EGP’), a California limited liability company, and Darin Myman, Robert DeMeulemeester, Adam Kotkin, Peter Shelus (“Sellers”), entered into four separate stock purchase agreements (the “Stock Purchase Agreements”), pursuant to which EGP acquired a controlling interest in PeopleString.  EGP acquired 31,469,200 shares of the Company constituting 50.25% of the issued and outstanding shares of common stock of the Company.  Upon closing of the Stock Purchase Agreements on May 17, 2013, the Company effected a change in control with EPG acquiring 50.25% of the outstanding shares of Common Stock and control of the Company. There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of officers or other matters.

In connection with the change in control on May 17, 2013, the Sellers resigned as directors and officers of the Company.  On May 17, 2013, Mr. Jerome Kaiser was elected by a majority vote of the shareholders of the Company to serve as the director and Chief Executive and Chief Financial Officer of the Company.

On May 17, 2013, the Company began the process of winding down the previously existing operations and certain shareholders transferred control of the Company to an unrelated third party. The discontinued operations will not be reflected until May 17, 2013, the formal date of plan to transfer control of the Company and begin the process of winding down all previously existing operations.

On August 9, 2013, PeopleString, the Company’s wholly-owned subsidiary, RewardString Corporation (“RewardString”), and Vape Holdings, Inc., a Nevada corporation (“Vape”), entered into a Merger and Reorganization Agreement (the “Agreement”) whereby Vape will be merged with RewardString, with Vape being the surviving entity (the “Merger”). In consideration for the merger, the shareholders of Vape will receive a total of 187,381,500 shares of common stock of the Company on a pro rata basis in exchange for 355,000 shares of Vape common stock, representing 100% of the outstanding common stock of Vape. The total shares of the Company being issued on a pro rata basis to Vape shareholders represents 74.95% of the total issued and outstanding common stock of the Company.  The merger among PeopleString, RewardString and Vape will be accounted for as a reverse acquisition and change in reporting entity, whereby Vape will be the accounting acquirer.  Accordingly, the assets and liabilities of PeopleString and RewardString will be recorded at fair value.  The Company’s intellectual property will be spun off at the time of the merger. In addition, the historical results of operations and cash flows of Vape will be reported beginning in the quarter ended September 30, 2013, if closed by such date, for all periods required to be presented.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has provided below information about PeopleString Corporation’s (“PeopleString” or the “Company”) financial condition and results of operations for the three months ended March 31, 2013 and 2012.  This information should be read in conjunction with PeopleString’s unaudited consolidated financial statements for the three months ended March 31, 2013 and 2012, including the related notes thereto, which begin on page 1 of this report. These unaudited consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 of the Company. The following discussion and analysis contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements.

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

On May 17, 2013, certain shareholders transferred control of the Company to an unrelated third party and the Company formally began the process of winding down the previously existing operations.

On August 9, 2013, PeopleString, the Company’s wholly-owned subsidiary, RewardString Corporation, and Vape entered into a Merger and Reorganization Agreement (the “Agreement”) whereby Vape will be merged with RewardString, with Vape being the surviving entity (the “Merger”). In consideration for the merger, the shareholders of Vape will receive a total of 187,381,500 shares of common stock of the Company on a pro rata basis in exchange for 100% of the outstanding common stock of Vape. The total shares of the Company being issued on a pro rata basis to Vape shareholders represents 74.95% of the total issued and outstanding common stock of the Company.

Overview

PeopleString formally discontinued operations on May 17, 2013 as a result of the change in control transaction.

Since the last quarterly filing for the period ended September 30, 2012, the Company has maintained limited operations and has continued to move forward into new business opportunities.

The Company plans to design, market, and distribute vaporizers, electronic cigarettes, and e-cigarette “juice” under several unique brands and sales channels. Electronic cigarettes come in a variety of designs ranging from those that look vastly like traditional cigarettes, to larger vaporizer units which are capable of vaporizing liquid with varying viscosity or even herbal products such as lavender or chamomile. The process of vaporization is believed to eliminate the smoke, tar, ash, and other byproducts of traditional smoking by utilizing lower temperatures in a controlled electronic environment.

The Company has completed a competitive analysis, begun the process of planning and designing future products, and begun market research and consumer brand testing.

The Company intends to build revenue lines by participating in multiple aspects of the vaporizer and e-cigarette industry, most notably:

1)	Partnering with existing manufacturers to create new brands for identified niche markets;

2)	Acquiring other products, brands, or retail businesses within the e-cigarette and vaporizer industry based upon the Company’s access to capital;

3)	Aligning with proven resellers of related products, such as distributors which currently market traditional cigarettes to convenience stores or other targeted retail outlets;

4)	ROI-based marketing initiatives intended to drive retail sales which are brand- or demographic-centric;

5)	Offering quality OEM / ODM services within 24 months featuring US manufacturing;

6)	Creating co-branded products to leverage other brand recognition, such as creating e-cigarettes for casinos or large entertainment venues;

Index

7)	Manufacturing domestic e-cigarette “juice” which meets or surpasses imminent industry standards for quality in materials and production;

8)	Ensuring the company is abreast of all intellectual property and creating new intellectual property which improves or includes new feature in this emerging industry;

9)	Leveraging a base of available engineers which have previously deconstructed competing products with plans to create company prototypes and future products for the Company’s brands;

Gross margins for product sales are expected to vary vastly based upon sales avenues: retail (such as sales through the Company website(s) which are currently in development), wholesale (such as sales which are generated through retail accounts at minimum volumes), or distributor relationships (value-added resellers, such as sales which are generated through supply chains which currently feature competing products).

Based upon company and industry research, the vaporizer and e-cigarette industry is poised to exceed over one billion ($1 billion USD) in retail sales in 2013.

Critical Accounting Policies

PeopleString’s discussion and analysis of financial condition and results of operations are based upon PeopleString’s unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited consolidated financial statements requires PeopleString to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. PeopleString evaluated its estimates, including but not limited to those related to such items as costs to complete performance contracts, accruals, depreciable/useful lives, revenue recognition and valuation allowances for deferred tax assets. PeopleString based its estimates on historical experience and on various other assumptions that were believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that were not readily apparent from other sources.  Actual results could differ from those estimates.  Critical accounting policies are described in PeopleString’ s Form 10-K for the year ended December 31, 2012, to the extent these are still relevant.

The merger among PeopleString, RewardString and Vape will be accounted for as a reverse acquisition and change in reporting entity, whereby Vape will be the accounting acquirer.  Accordingly, the assets and liabilities, if any, of PeopleString and RewardString will be recorded at fair value.  In addition, the historical results of operations and cash flows of Vape will be reported beginning in the quarter ended September 30, 2013, if closed by such date, for all periods required to be presented.

Results of Operations

For the Three Months Ended March 31, 2013 and 2012

Net Loss.  For the three months ended March 31, 2013, net loss was $12,908, as compared to a net loss of $293,791 for the three months ended March 31, 2012. The $280,883 decrease in net loss was primarily attributable to a $300,720 decrease in operating expenses.

Revenues.  For the three months ended March 31, 2013, revenues were $7,970, a $19,631 decrease from revenues of $27,601 earned in the three months ended March 31, 2012. Of the revenues generated for the three months ended March 31, 2013, $7,970 was generated from product and service fees and $0 was generated from advertisers and affiliates, as compared to $15,712 from product and service fees and $11,889 from advertisers and affiliates for the three months ended March 31, 2012.

Operating Expenses.  For the three months ended March 31, 2013, operating expenses were $20,878, a $300,720 decrease from operating expenses of $321,598 incurred in the three months ended March 31, 2012.

•
Cost of revenues: Cost of revenues for the three months ended March 31, 2013 were $0, as compared to $3,547for the same prior year period.  The decrease in cost was primarily attributable to decreased network fees.

•
Sales and marketing: Sales and marketing expenses for the three months ended March 31, 2013 were $0, as compared to $68,929 for the same prior year period.  The decrease in expense was primarily attributable to reduced consultant expenses and marketing expenses.

•
General and administrative: General and administrative expenses for the three months ended March 31, 2013 were $20,878, as compared to $249,122 for the same prior year period.  The $228,244 decrease in expense was primarily attributable to reduced professional expenses and staffing expenses.

Index

Liquidity and Capital Resources

PeopleString has suffered losses since inception and has limited liquidity as of March 31, 2013.  As a result, the Company was sold through a change in control transaction on May 17, 2013.   The new control party expects to fund the Vape operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding for the new business.  The Company’s independent auditors issued an explanatory paragraph in their report for the year ended December 31, 2012 about substantial doubt about the Company’s ability to continue as a going concern.

PeopleString’s cash balance as of March 31, 2013 was $10,618, which was a decrease of $3,731 from the cash balance of $14,349 as of December 31, 2012. This decrease to the cash balance was primarily attributable to a net loss.

The Company has limited working capital and has begun the process of winding down the previously existing operations effective May 17, 2013.

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

Management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of PeopleString’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information the Company is required to disclose in reports that PeopleString files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

The Company reviews its system of internal control over financial reporting and makes changes to the Company’s processes and systems to improve controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

Management, with the participation of its principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of PeopleString’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2013.

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

PeopleString Corporation
Registrant

Dated: September 27, 2013	/s/ Jerome S. Kaiser
Jerome S. Kaiser
Chief Executive Officer
(Principal Executive Officer)

Dated: September 27, 2013	/s/ Jerome S. Kaiser
Jerome S. Kaiser
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