Form 10-Q
period 2013-06-30
PEOPLESTRING CORP
filed 2013-09-27
CIK 1455819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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
JUNE 30, 2013

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

        The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$-	$14,349
Accounts receivable - net of allowance of $0 and $300, respectively	-	619
Total current assets	$-	$14,968

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$24,000	$8,409
Accrued expenses	-	16,465
Unearned revenue	-	7,500
Total current liabilities	24,000	32,374

Stockholders' equity (deficit):
Common stock, $0.00001 par value - authorized 250,000,000 shares; issued and outstanding 62,618,500 and 39,518,500 shares, respectively	626	395
Additional paid-in capital	2,340,788	2,188,391
Accumulated deficit	(2,365,414)	(2,206,192)
Total stockholders' deficit	(24,000)	(17,406)
Total liabilities and stockholders' deficit	$-	$14,968

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$-	$-	$-	$-
General and administrative expenses	146,313	248,677	167,192	469,802
Operating loss	(146,313)	(248,677)	(167,192)	(469,802)
Loss before provision for income taxes	(146,313)	(248,677)	(167,192)	(469,802)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(146,313)	(248,677)	(167,192)	(469,802)
Net income (loss) from discontinued operations	-	22,975	7,970	(49,692)
Net loss	$(146,313)	$(225,702)	$(159,222)	$(519,494)
Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Discontinued operations	-	0.00	0.00	(0.00)
Net loss	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average common shares outstanding:
Basic and diluted	61,603,115	39,189,929	50,621,815	38,659,159

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Discontinued operations:
Net income (loss)	$7,970	$(49,692)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock-based compensation	-	28,000
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	619	54,793
(Decrease) in accounts payable	-	(300)
(Decrease) in accrued expenses	-	(53,046)
(Decrease) in unearned revenue	(7,500)	(1,332)
Net cash provided by operating activities - discontinued operations	1,089	21,577
Continuing operations:
Net loss	$(167,192)	$(469,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	152,628	166,007
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	-	775
Increase (decrease) in accounts payable	15,591	(1,972)
(Decrease) increase in accrued expenses	(16,465)	4,000
Net cash used in operating activities - continuing operations	(15,438)	(300,992)
Net cash used in operating activities	(14,349)	(322,569)
Net change in cash and cash equivalents	(14,349)	(322,569)
Cash and cash equivalents - beginning of period	14,349	400,724
Cash and cash equivalents - end of period	$-	$78,155

Supplementary information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions during the periods - none

See notes to unaudited consolidated financial statements.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

On May 17, 2013, the Company began the process of winding down the previously existing operations and certain shareholders transferred control of the Company to an unrelated third party.  Also see Note 7 for merger agreement entered into on August 9, 2013 which is subject to closing.

BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2013, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by PeopleString Corporation (“PeopleString” or the “Company”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2012 was derived from audited financial statements.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

DISCONTINUED OPERATIONS

The Company classifies operations as discontinued when a formal plan has been established and approved by those in charge of governance in accordance with Accounting Standards Codification (“ASC”) No. 205-20 “Presentation of Financial Statements – Discontinued Operations”.  On May 17, 2013, as a result of the change in control of the Company, the operations and cash flows of all discontinued operations have been eliminated as the Company will not have any significant continuing involvement in the discontinued operations.  No significant direct cash flows from discontinued operations resulted in 2013.  No significant amounts of corporate overhead are included in discontinued operations as these amounts are reported in General and Administrative expenses in the accompanying consolidated statements of operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PeopleString and its subsidiary, RewardString, which is a wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

PER-SHARE INFORMATION

Basic per-share information includes the weighted average shares outstanding during the periods.  Dilutive per-share information includes options and warrants, to the extent these are not anti-dilutive.  During the periods presented, no securities were included in the computation of dilutive shares outstanding using the treasury-stock method since the exercise prices exceeded the average market value of the Company's common stock.

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

NOTE 2. GOING CONCERN

PeopleString’s consolidated financial statements reflect a net loss of $159,222, net cash used in operations of $14,349 and an accumulated deficit of $2,365,414. The Company had limited working capital and began winding down existing operations effective May 17, 2013, upon transfer of control of the Company. These matters raise substantial doubt about the ability of PeopleString to continue as a going concern. The new control party expects to obtain funding for the new operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding.  PeopleString’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. ACCRUED EXPENSES

Accrued expenses at June 30, 2013 and December 31, 2012 were $0 and $16,465, respectively, primarily for professional fees.

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

On April 24, 2012, PeopleString issued 1,300,000 fully vested shares of its common stock, valued at $0.09 per share, in consideration for investor relation services provided by Bluewave Advisors. PeopleString recorded expense of $117,000 in connection with the issuance of these shares. The market value of PeopleString’s common stock on April 24, 2012 was $0.09 per share.

On April 5, 2013, PeopleString issued to each of three (3) departing officers, 7,700,000, 7,700,000 and 7,700,000 fully vested shares of its common stock. PeopleString recorded expense of $138,600 in connection with the issuance of these shares. The market value of PeopleString’s common stock on April 5, 2013 was $0.006 per share.

NOTE 5. DISCONTINUED OPERATIONS

The financial results of the Company’s discontinued operations for the three and six months ended June 30, 2013 and 2012 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$-	$38,047	$7,970	$65,854
Expenses	-	15,072	-	115,546
Net income (loss)	$-	$22,975	$7,970	$(49,692)

The following is the condensed balance sheets of the discontinued operations as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Assets	$-	$14,968

Liabilities	-	7,500
Stockholders' equity	-	7,468
Total liabilities and stockholders' equity	$-	$14,968

Management believes there are no contingent liabilities related to discontinued operations.

Index

PEOPLESTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SHARE-BASED COMPENSATION

Warrants:

Warrant activity during the six months ended June 30, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2013	1,368,000	$0.70	3.4	$-
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at June 30, 2013	1,368,000	$0.70	2.9	$-
Warrants exercisable at June 30, 2013	1,368,000	$0.70	2.9	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of the Company’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

There were no warrants granted, forfeited or exercised during the three and six months ended June 30, 2013 and 2012.

Options:

Option activity during the three months ended June 30, 2013, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	5,000,000	$0.33	2.9	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	-	$-
Options outstanding at June 30, 2013	5,000,000	$0.33	2.4	$-
Options exercisable at June 30, 2013	5,000,000	$0.33	2.4	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of PeopleString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

There were no options granted, forfeited or exercised during the three and six months ended June 30, 2013 and 2012. There were 0 and 2,949,500 options cancelled during the six months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, PeopleString recorded stock-based option compensation expense of $3,507 and $30,869, respectively, related to options granted in 2011. For the six months ended June 30, 2013 and 2012, PeopleString recorded stock-based option compensation expense of $14,028 and $49,007, respectively, related to options granted in 2011.

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

NOTE 7. SUBSEQUENT EVENTS

On May 10, 2013, the Board of directors approved of the conversion of an outstanding trade payable owed to Anslow & Jaclin, LP to equity of PeopleString at a mutually agreed upon price of no less than $0.001 per share..  Soon thereafter, the shareholders of Vape Holdings, Inc. (see below) acquired the outstanding convertible debt from Anslow & Jaclin, LP.  On August 9, 2013, the Company approved a conversion price of $0.002 per share at the time the market value of PeopleString’s common stock was $0.014 per share. Due to the establishment of the beneficial conversion feature of the convertible debt, $20,000 will be expensed as interest and included in additional paid-in capital based on the conversion discount in the period ending September 30, 2013 as the note is due on demand.

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

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has provided below information about PeopleString Corporation’s (“PeopleString” or the “Company”) financial condition and results of operations for the three and six months ended June 30, 2013 and 2012.  This information should be read in conjunction with PeopleString’s unaudited consolidated financial statements for the three and six months ended June 30, 2013 and 2012, including the related notes thereto, which begin on page 1 of this report. These unaudited consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 of the Company. The following discussion and analysis contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements.

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

Overview

PeopleString formally discontinued existing operations on May 17, 2013 as a result of the change in control transaction.

Since the quarterly filing for the period ended September 30, 2012, the Company has maintained limited operations and has continued to move forward into new business opportunities.

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

Discontinued Operations

We classified operations as discontinued when we adopted a formal plan in accordance with Accounting Standards Codification (“ASC”) No. 205-20 “Presentation of Financial Statements – Discontinued Operations.”  On May 17, 2013, as a result of the change in control of the Company, the operations and cash flows of all discontinued operations have been eliminated as the Company will not have any significant continuing involvement in the discontinued operations.  No significant direct cash flows from discontinued operations resulted in 2013.  No significant amounts of corporate overhead are included in discontinued operations as these amounts are reported in General and Administrative expenses in the accompanying consolidated statements of operations.

Results of Operations

The results of operations information below provides details on the discontinued operations for net income, revenue cost of revenue and sales and marketing expenses. General and administrative expenses provide details on continuing operations and include items such as management compensation, SEC compliance, insurance, office and other general expenses.

For the Six Months Ended June 30, 2013 and 2012

Net Income (Loss).  For the six months ended June 30, 2013, net income was $7,970, as compared to net loss of $49,692 for the six months ended June 30, 2012. The $57,662 increase in net earnings was primarily attributable to a $115,288 decrease in operating expenses, partially offset by a $57,626 decrease in revenues.

Revenues.  For the six months ended June 30, 2013, revenues were $7,970, a $57,626 decrease from revenues of $65,596 earned in the six months ended June 30, 2012. Of the revenues generated for the six months ended June 30, 2013, $7,970 was generated from product and service fees and $0 was generated from advertisers and affiliates, as compared to $42,934 from product and service fees and $22,662 from advertisers and affiliates for the six months ended June 30, 2012.

Index

Operating Expenses.  For the six months ended June 30, 2013, operating expenses were $0, a $115,546 decrease from operating expenses of $115,546 incurred in the six months ended June 30, 2012.

●
Cost of revenues: Cost of revenues for the six months ended June 30, 2013 were $0, as compared to $3,853 for the same prior year period.  The decrease in cost was primarily attributable to decreased network fees.

●
Sales and marketing: Sales and marketing expenses for the six months ended June 30, 2013 were $0, as compared to $111,693 for the same prior year period.  The decrease in expense was primarily attributable to reduced consultant expenses and marketing expenses

●
General and administrative: General and administrative expenses for the six months ended June 30, 2013 were $167,192, as compared to $469,802 for the same prior year period.  The $302,610 decrease in expense was primarily attributable to decreased investor relations and compensation expenses.

Liquidity and Capital Resources

PeopleString has suffered losses since inception and has limited liquidity as of June 30, 2013.  On May 17, 2013, certain shareholders transferred control of the Company to an unrelated third party and the Company formally began the process of winding down the previously existing operations. The new control party expects to fund the Vape operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding for the new business.  The Company’s independent auditors issued an explanatory paragraph in their report for the year ended December 31, 2012 about substantial doubt about the Company’s ability to continue as a going concern.

PeopleString’s cash balance as of June 30, 2013 was $0, which was a decrease of $14,349 from the cash balance of $14,349 as of December 31, 2012. This decrease to the cash balance was primarily attributable to a net loss.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of its principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of PeopleString’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2013.

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