Form 10-Q
period 2013-12-31
Vape Holdings, Inc.
filed 2014-02-20
CIK 1455819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from               to              .

Commission File Number 333-163290

VAPE HOLDINGS, INC.
(FORMERLY PEOPLESTRING CORPORATION)
(Exact name of registrant as specified in its charter)

Delaware	90-0436540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20301 Ventura Boulevard, Suite 126B, Woodland Hills, California 91364
(Address of principal executive offices) (Zip Code)

1 (877) 827-3959
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding at February 19, 2014:

Common Stock, par value $0.00001 per share	6,555,627
(Class)	(Number of Shares)

VAPE HOLDINGS INC.
(FORMERLY PEOPLESTRING CORPORATION)
FORM 10-Q
DECEMBER 31, 2013

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

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 of Vape Holdings, Inc. (Formerly PeopleString Corporation) (“Vape” or the “Company”).

The results of operations for the quarter ended December 31, 2013 are not necessarily indicative of the results of the entire fiscal year or for any other period.

VAPE HOLDINGS, INC.
(FORMERLY PEOPLESTRING CORPORATION)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2013	September 30, 2013
ASSETS
Current assets:
Cash	$19,706	$568
TOTAL ASSETS	$19,706	$568

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$145,495	$60,346
Accrued expenses	11,083	7,573
Due to related parties	-	234,824
Total current liabilities	156,578	302,743

Long term liabilities:
Accounts payable – related party	-	15,000
Convertible notes, net of discount of $59,604	121,336	-
Related party notes payable, long-term	71,967	-
Total liabilities	349,881	317,743

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.00001 par value - authorized 250,000,000 shares; 6,555,627 and 6,250,000 issued and outstanding, respectively	66	62
Additional paid-in capital	254,323	-
Accumulated deficit	(584,564)	(317,237)
Total stockholders' deficit	(330,175)	(317,175)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,706	$568

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.
(FORMERLY PEOPLESTRING CORPORATION)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31, 2013	For the Period from March 26, 2013 ("Inception") to December 31, 2013
Revenue	$-	$-
General and administrative	218,819	336,866
Operating loss	(218,819)	(336,866)
Interest expense - debt discount	48,508	56,081
Total other expense, net	48,508	56,081
Loss before provision for income taxes	(267,327)	(392,947)
Provision for income taxes	-	-
Net loss	$(267,327)	$(392,947)
Weighted average shares basic and diluted	6,277,480
Weighted average basic and diluted loss per common share	$(0.04)

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.
(FORMERLY PEOPLESTRING CORPORATION)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock			Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount		Capital	Deficit	Equity (Deficit)
Balance at March 26, 2013 (date of formation)	-	-		-	-	-
Issuances of founder shares, net return of capital of $17,750	4,684,538	$46		$10,295	$354	$10,695
Fair value of officer services	-	-		30,000	-	30,000
Assumption of debt due to related parties	-	-		(40,295)	-	(40,295)
Net loss	-	-		-	(317,591)	(317,591)
Balance at September 30, 2013 – Prior to merger	4,684,538	46		-	(317,237)	(317,191)
Shares retained by PeopleString shareholders upon merger on September 30, 2013	1,565,462	16		-	-	16
Discount on related party convertible note payable in Oct 2013	-	-		72,376	-	72,376
Conversion of related party note payable in Dec 2013	3,990		-	3,538	-	3,538
Conversion of related party note payable in Dec 2013	49,139	-		43,659	-	43,659
Conversion of related party note payable in Dec 2013	222,498	4		17,750	-	17,754
Fair value of officer services	-	-		15,000	-	15,000
Common stock issued for management services in Dec 2013	6,250	-		21,250	-	21,250
Common stock issued for marketing services in Dec 2013	6,250	-		21,250	-	21,250
Common stock issued for executive services in Dec 2013	15,000	-		51,000	-	51,000
Common stock issued for web development services in Dec 2013	2,500	-		8,500	-	8,500
Net loss	-	-		-	(267,327)	(267,327)
Balance at December 31, 2013	6,555,627	$66		$254,323	$(584,564)	$(330,175)

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.
(FORMERLY PEOPLESTRING CORPORATION)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended December 31, 2013	For the Period from March 26, 2013 ("Inception") to December 31, 2013
Cash flows from operating activities:
Net loss	$(267,327)	$(392,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of officer services	15,000	15,000
Common stock issued for services	102,000	102,000
Accretion of debt discount	43,610	51,183
Changes in operating assets and liabilities:
Accounts payable	85,149	145,495
Accrued expenses	3,510	3,510
Net cash used in operating activities	18,058	(75,759)

Cash flows from investing activities:
Acquisition costs	-	(136,241)
Net cash used in investing activities	-	(136,241)

Cash flows from financing activities:
Proceeds from issuances of common stock, net return of capital	-	10,650
Net borrowings from due to related parties	37,196	221,056
Net cash provided by financing activities	-	231,706

Net change in cash	19,138	19,706
Cash, beginning of period	568	-
Cash, end of period	$19,706	$19,706

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-
Non-cash investing and financing activities
Beneficial conversion feature recorded with convertible note payable	$72,376	$72,376
Conversion of related party notes payable and accrued interest	$64,951	$64,951

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.
(FORMERLY PEOPLESTRING CORPORATION)
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Vape Holdings, Inc. (formerly PeopleString Corporation) (“Vape,” the “Company,” “we,” “us,” “our,” “our company”) is a holding company operating in the legal cannabis concentrate industry. The Company plans to design, market, and distribute various vaporization products under several unique brands and sales channels. The Company also intends to introduce a nonporous, non-corrosive, chemically inert ceramic vaporization element as a healthy, sustainable alternative to traditional titanium and quartz vaporization materials. This material can be used for a wide range of applications, including stand-alone vaporization products and "E-cigs." Electronic cigarettes come in a variety of designs ranging from those that look vastly like traditional cigarettes, to larger vaporizer units which are capable of vaporizing liquid with varying viscosity.  The process of vaporization is believed to eliminate the smoke, tar, ash, and other byproducts of traditional smoking by utilizing lower temperatures in a controlled electronic environment.

The Company plans to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect future proprietary technology and its brands, as they are developed.  While no such intellectual property exists at this time, the Company intends to create or acquire proprietary vaporizers and e-cigarettes, and various trademarks and copyrights for brands which are developed.  The Company is actively engaged in improving and expanding lines of branded products through business alliances and acquisitions as well as developing its branded retail business expansion.

Vape and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

On August 9, 2013, PeopleString Corporation, and its wholly-owned subsidiary, RewardString Corporation (“RewardString”), and Vape Holdings, Inc., a Nevada corporation (the “Private Company”), entered into a Merger and Reorganization Agreement (the “Agreement”) whereby the Private Company merged with RewardString, with the Private Company being the surviving entity (the “Merger”). In consideration for the merger, the shareholders of the Private Company received a total of approximately 187,381,500 shares of common stock of the merged company on a pro rata basis in exchange for 355,000 shares of the Private Company’s common stock, representing 100% of the outstanding common stock of the Private Company. The total shares of the merged company issued on a pro rata basis to the Private Company shareholders represented approximately 74.95% of the total issued and outstanding common stock of the merged company.

The merger among PeopleString, RewardString and the Private Company was accounted for as a reverse acquisition and change in reporting entity, whereby the Private Company was the accounting acquirer.  The Merger was accounted for using the purchase method of accounting in accordance with ASC 805 Business Combinations, whereby the estimated purchase was allocated to tangible net assets acquired based upon preliminary fair values at the date of acquisition.  Accordingly, the assets and liabilities of PeopleString and RewardString were recorded at fair value; the assets of PeopleString Corporation were not significant.  The historical results of operations and cash flows of the Private Company are being reported beginning in the quarter ended December 31, 2013 in this Quarterly Report.  The Merger closed on September 30, 2013.   On September 30, 2013, the Company approved a change in fiscal year end of the Company from December 31st to September 30th due to a change in reporting entity.  The Company’s decision to change the fiscal year end was related to the Merger.  Following such change, the date of the Company’s next fiscal year end is September 30, 2014.

Since the Private Company commenced operations on March 26, 2013 (“Inception”) due to the change in reporting entity and change in fiscal year, there are no reportable periods in 2012 to compare to those periods reported herein for 2013.

The following unaudited pro forma information was prepared as if the acquisition had taken place at the beginning of the period for the period from Inception to December 31, 2013.

Pro-Forma Combined
Revenue	$-
Net loss	$(392,947)
Net loss per share:
Basic and diluted	$(0.06)

Reverse Stock Split

On December 24, 2013, the Company’s Board and a majority of its shareholders approved a one for forty (1:40) reverse stock split of the Company’s common stock (the “Reverse Stock Split”).  The Reverse Stock Split became effective on January 8, 2014.  As a result of the Reverse Stock Split, every forty (40) shares of issued and outstanding common stock of the Company were converted into one (1) share of common stock. All fractional shares created by the Reverse Stock Split were rounded to the nearest whole share.  If the fraction created was one half or less, it was rounded down to the nearest whole share.  If the fraction was more than one half, it was rounded up to the nearest whole share.  Each shareholder received at least one share. The number of the Company’s authorized shares of common stock did not change in connection with the Reverse Stock Split.

Effective as of January 8, 2014, the Company amended its Certificate of Incorporation with the Delaware Secretary of State pursuant to a certificate of amendment (the “Certificate of Amendment”) to formally change its name from PeopleString Corporation to Vape Holdings, Inc. (the “Name Change”).  The Company’s Board of Directors and shareholders representing approximately 53.3% of the outstanding shares of the Company’s common stock approved the Name Change by written consent on December 24, 2013.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments.  As a result of the merger between Vape and PeopleString, whereby the Vape shareholders controlled the Company post merger.  This resulted in a change in reporting entity, whereby the historical financial statements of Vape are presented herein. The assets acquired and liabilities assumed were recorded at fair value; however, there were no significant assets acquired and approximately $24,000 in liabilities assumed.   These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the previous fiscal year ended December 31, 2012, as well as  Form 8-K filed on December 16, 2013 which included the financial statements for Vape Holdings, Inc. for the period from inception to September 30, 2013.  The results of operations for the three months ended December 31, 2013, are not necessarily indicative of the results that may be expected for the full year. We are a development-stage company under ASC 915 - Development Stage Entities.

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

CONVERTIBLE DEBT

Convertible debt is accounted for under the guidelines established by Accounting Standards Codification (“ASC”) 470-20 “Debt with Conversion and Other Options”. ASC 470-20 governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting (explained below) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt.

The Company calculates the fair value of warrants and conversion features issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718 “Compensation – Stock Compensation”, except that the contractual life of the warrant or conversion feature is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.

The Company accounts for modifications of its BCF’s in accordance with ASC 470-50 “Modifications and Extinguishments”. ASC 470-50 requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

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

NOTE 2. GOING CONCERN

Vape’s financial statements reflect a net loss of $267,327, net cash used in operations of $18,058 and an accumulated deficit of $584,564. These matters raise substantial doubt about the ability of Vape to continue as a going concern. The management expects to obtain funding for the new operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding.  Vape’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

NOTE 3. ACCRUED EXPENSES

Accrued expenses at December 31, 2013 and September 30, 2013 were $11,083 and $7,573, respectively, primarily for accrued interest on amounts due to related parties.

NOTE 4.  DUE TO RELATED PARTIES

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013.  This payable was converted into a note payable on December 7, 2013 (see below).  The note payable bears interest of 6% per annum with a maturity date of December 1, 2016.

On December 7, 2013, the company issued a note payable to a shareholder of the company in the amount of $23,462 for monies previously borrowed from shareholder.  The note bears interest of 6% per annum and matures on December 1, 2016.

During the three months ended December 31, 2013, the Company had recorded $1,261 of interest expense related to these notes, of which $1,261 was recorded as interest expense during the three months ending December 31, 2013.

NOTE 5.   CONVERTIBLE NOTES PAYABLE

On October 16, 2013, the Company issued an 8% Convertible Note to a shareholder (“8% Note I”), in exchange for $2,420 which the Company received on April 15, 2013.  Per the terms of 8% Note I, the original principal balance is $2,420, and is not secured by any collateral or any assets pledged to the holder. The maturity date was April 15, 2015.Subject to certain limitations, the holder, at its sole discretion, could convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for 8% Note I was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%).  The note was converted on December 23, 2013 into 3,990 shares.   We recorded a discount totaling $968 related to the beneficial conversion feature embedded in the note upon issuance.  Such amount was fully accreted to interest expense during the three months ended December 31, 2013 due to the conversion, together with accrued interest of $150.

On October 16, 2013, the Company issued an 8% Convertible Note to a shareholder (“8% Note II”), in exchange for $30,300 which the Company received on July 3, 2013.  Per the terms of 8% Note II, the original principal balance was $30,300, and was not secured by any collateral or any assets pledged to the holder. The maturity was July 3, 2015.  Subject to certain limitations, the holder, at its sole discretion, could convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for 8% Note II was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%).  The note was converted on December 23, 2013 into49,139 shares of the Company’s common stock.   We recorded a discount totaling $12,120 related to the beneficial conversion feature embedded in the note upon issuance.  Such amount was fully accreted to interest expense during the three months ended December 31, 2013 due to the conversion, together with accrued interest of $ 1,239.

On October 16, 2013, the Company issued an 8% Convertible Note to a shareholder (“8% Note III”) (collectively, the “8% Notes), in exchange for $180,940 which the company received on March 5, 2013.  Per the terms of 8% Note III, the original principal balance is $180,940, and is not secured by any collateral or any assets pledged to the holder. The maturity date is March 5, 2015, and the annual rate of interest is eight percent (8%).  Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for 8% Note III is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $72,376 related to the beneficial conversion feature embedded in the note upon issuance.  We amortized $12,772 of the discount to interest expense during the three months ended December 31, 2013.

The Company has the ability to increase the authorized common stock of the Company in the event that the convertible notes require such adjustment.

NOTE 6.  ANSLOW & JACLIN, LLP CONVERTIBLE PROMISSORY NOTE

As of February 1, 2013, the Company had incurred certain debt owed to its former legal counsel, Anslow & Jaclin, LLP.  In or about May 2013, this debt was sold to certain founding shareholders of the Private Company on a pro rata basis (the “A&J Debt”).  The Company later issued a 6% Convertible Note documenting the convertible A&J Debt acquired by the founding shareholders of the Private Company (the “A&J Note”).  Per the terms of the A&J Note, the original principal balance is $17,750, and is not secured by any collateral or any assets pledged to the holder. The maturity date is December 31, 2015, and the annual rate of interest is six percent (6%).  Subject to certain limitations, a majority-in-interest of the shareholders can convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the A&J Note is $0.002 per share.  Additionally, the Company shall have the right to call the conversion of the A&J Note upon completion of the merger transaction between the Private Company and Vape and an increase in the authorized common stock of Vape.  We recorded a discount totaling $17,750 related to the beneficial conversion feature embedded in the note upon issuance.

On December 24, 2013, the Company converted the entire principal and accrued interest of the A&J Note in the amount of $17,799 into 222,498 shares of the Company’s common stock at a per share conversion price of $0.002 issued on a pro rata basis to the shareholders of the Private Company.  All fractional shares created by the conversion of the A&J Note were rounded to the nearest whole share.  If the fraction created was one half or less, it was rounded down to the nearest whole share.  If the fraction was more than one half, it was rounded up to the nearest whole share.  Each shareholder received at least one share.  We fully accreted the discount of $17,750 to interest expense during the three months ended December 31, 2013 due to the conversion, together with accrued interest of $1,592.

NOTE 7.  STOCKHOLDERS’ DEFICIT

Contributed Services

During the period from Inception to December 31, 2013, $15,000 of services were provided by Jerome Kaiser, the Company’s Chief Executive Officer.  The fair value of contributed services were based on negotiated monthly salary and has been recognized in the statement of stockholders’ deficit as contributed services, and the accompanying statements of operations as general and administrative expenses.

NOTE 8. SHARE-BASED COMPENSATION

Warrants:

Warrant activity during the three months ended December 31, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at September, 2013	34,200	$28.00	3.1	$-
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at December 31, 2013	34,200	$28.00	2.6	$-
Warrants exercisable at December 31, 2013	34,200	$28.00	2.6	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of the Company’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

There were no warrants granted, forfeited or exercised during the three months ended December 31, 2013.

Options:

Option activity during the three months ended December 31, 2013, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at September 30, 2013	125,000	$13.20	2.6	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	-	$-
Options outstanding at December 31, 2013	125,000	$13.20	2.1	$-
Options exercisable at December 31, 2013	125,000	$13.20	2.1	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of Vape’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

There were no options granted, forfeited or exercised during the three months ended December 31, 2013. There were no options cancelled during the three months ended December 31, 2013. The Company did not record any stock-based option compensation during the three months ended December 31, 2013.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of ASC 718. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. Vape has limited relevant historical information to support the expected exercise behavior because no exercises have taken place.

NOTE 9. SUBSEQUENT EVENTS

On February 4, 2014, the Company issued a 10% Convertible Note (the “10% Note”) to a third-party consultant (the “Holder”) in the principal amount of $100,000 for services rendered to the Company.  The 10% Note is not secured by any collateral or any assets pledged to the Holder.  The maturity date is February 4, 2015 and the annual rate of interest is ten percent (10%).  Subject to certain limitations, the Holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock.  The conversion price for the 10% Note is $2.00 per share.

On February 11, 2014, the Company issued 6% Convertible Notes (the “6% Notes”) to five (5) accredited investors (the “Holders”) with the aggregate principal amount of $110,000.  The 6% Notes are not secured by any collateral or any assets pledged to the Holders. The maturity date is February 11, 2015, and the annual rate of interest is six percent (6%).  Subject to certain limitations, the Holders can, at their sole discretion, convert the outstanding and unpaid principal and interest of their notes into fully paid and nonassessable shares of the Company’s common stock. The conversion price of these 6% Notes is the average of the fifteen (15) lowest daily VWAPs occurring during the twenty (20) consecutive trading days immediately preceding the date each Holder elects convert all of their 6% Note minus a discount of 40%.  In no event will the conversion price be less than $3.00 per share or greater than $8.00 per share.  The Company had a preexisting relationship with each of the Holders, and no general solicitation or advertising was used in connection with the issuance of the 6% Notes.

On February 18, 2014, the Company issued an 8% Convertible Note to Kyle Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $10,611.51 (the “Tracey Note”).  Per the terms of the Tracey Note, the original principal balance is $10,611.51, and is not secured by any collateral or any assets pledged to the holder. The maturity date is February 18, 2016, and the annual rate of interest is eight percent (8%).  Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%).

On February 18, 2014, the Company issued 8% Convertible Notes to two third parties to cover outstanding accounts payable in the amount of $20,000.  Per the terms of the notes, the aggregate principal balance is $20,000, and is not secured by any collateral or any assets pledged to the holders. The maturity date is February 18, 2016, and the annual rate of interest is eight percent (8%).  Subject to certain limitations, the holders can, at their sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the notes is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%).

On February 6, 2014, the Company announced that  the Company will be conducting a special meeting of shareholders on March 24, 2014 to approve the acquisition of the HIVE Ceramics vaporization product and associated intellectual property (the “Product”) from HIVE Ceramics, LLC.  The Company anticipates that a formal announcement on the proposed terms of the acquisition will be disclosed during the second half of February.  The record date of shareholders entitled to vote at the special meeting was set for February 14, 2014. Kyle Tracey, the Company’s Chief Executive Officer is also a member of HIVE Ceramics.

Representatives of the Company have been actively marketing the Product in anticipation of the formal approval of the acquisition of the Product at the special meeting, including attending tradeshows, building a social media presence and solidifying its sales and distribution channels for the eventual full-scale sale of the Product under the Company.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has provided below information about Vape’s financial condition and results of operations for the three months ended December 31, 2013.  This information should be read in conjunction with Vape’s unaudited consolidated financial statements for the three months ended December 31, 2013 and 2012, including the related notes thereto, which begin on page 1 of this report. These unaudited consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 of the Company. The following discussion and analysis contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements.

Background

On August 9, 2013, PeopleString Corporation, and its wholly-owned subsidiary, RewardString Corporation (“RewardString”), and Vape Holdings, Inc., a Nevada corporation (the “Private Company”), entered into a Merger and Reorganization Agreement (the “Agreement”) whereby the Private Company merged with RewardString, with the Private Company being the surviving entity (the “Merger”). In consideration for the merger, the shareholders of the Private Company received a total of approximately 187,381,500 shares of common stock of the merged company on a pro rata basis in exchange for 355,000 shares of the Private Company’s common stock, representing 100% of the outstanding common stock of the Private Company. The total shares of the merged company issued on a pro rata basis to the Private Company shareholders represented approximately 74.95% of the total issued and outstanding common stock of the merged company.

The merger among PeopleString, RewardString and the Private Company was accounted for as a reverse acquisition and change in reporting entity, whereby the Private Company was the accounting acquirer.  The Merger was accounted for using the purchase method of accounting in accordance with ASC 805 Business Combinations, whereby the estimated purchase was allocated to tangible net assets acquired based upon preliminary fair values at the date of acquisition.  Accordingly, the assets and liabilities of PeopleString and RewardString were recorded at fair value; the assets of PeopleString Corporation were not significant.  The historical results of operations and cash flows of the Private Company are being reported beginning in the quarter ended December 31, 2013 in this Quarterly Report.  The Merger closed on September 30, 2013.   On September 30, 2013, the Company approved a change in fiscal year end of the Company from December 31st to September 30th.  The Company’s decision to change the fiscal year end was related to the Merger.  Following such change, the date of the Company’s next fiscal year end is September 30, 2014.

Since Vape recommenced operations on March 26, 2013 (“Inception”) due to the change in reporting entity and change in fiscal year, there are no reportable periods in 2012 to compare to those periods reported herein for 2013.

Overview

Vape Holdings, Inc. (formerly PeopleString Corporation) (“Vape,” the “Company,” “we,” “us,” “our,” “our company”) is a holding company operating in the legal cannabis concentrate industry. Since the Merger, The Company has maintained limited operations and has continued to move forward into new business opportunities. The Company plans to design, market, and distribute various vaporization products under several unique brands and sales channels. The Company also intends to introduce a nonporous, non-corrosive, chemically inert ceramic vaporization element as a healthy, sustainable alternative to traditional titanium and quartz vaporization materials. This material can be used for a wide range of applications, including stand-alone vaporization products and "E-cigs." Electronic cigarettes come in a variety of designs ranging from those that look vastly like traditional cigarettes, to larger vaporizer units which are capable of vaporizing liquid with varying viscosity.  The process of vaporization is believed to eliminate the smoke, tar, ash, and other byproducts of traditional smoking by utilizing lower temperatures in a controlled electronic environment.

The Company plans to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect future proprietary technology and its brands, as they are developed.  While no such intellectual property exists at this time, the Company intends to create or acquire proprietary vaporizers and e-cigarettes, and various trademarks and copyrights for brands which are developed.  The Company is actively engaged in improving and expanding lines of branded products through business alliances and acquisitions as well as developing its branded retail business expansion.

Vape and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

Critical Accounting Policies

Vape’s discussion and analysis of financial condition and results of operations are based upon Vape’s unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited consolidated financial statements requires Vape to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Vape evaluated its estimates, including but not limited to those related to such items as costs to complete performance contracts, accruals, depreciable/useful lives, revenue recognition and valuation allowances for deferred tax assets. Vape based its estimates on historical experience and on various other assumptions that were believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that were not readily apparent from other sources.  Actual results could differ from those estimates.  Critical accounting policies are described in Vape’ s Form 10-K for the year ended December 31, 2012, to the extent these are still relevant.

The merger among PeopleString, RewardString and Vape will be accounted for as a reverse acquisition and change in reporting entity, whereby Vape will be the accounting acquirer.  Accordingly, the assets and liabilities, if any, of PeopleString and RewardString will be recorded at fair value.  In addition, the historical results of operations and cash flows of Vape will be reported beginning in the quarter ended December 31, 2013.

Results of Operations

The results of operations information below provides details on net loss and general and administrative expenses. General and administrative expenses provide details on continuing operations and include items such as management compensation, SEC compliance, insurance, office and other general expenses. There were no revenues as the Company is currently in the development stage.

For the Three Months Ended December 31, 2013

Net Loss.  For the three months ended December 31, 2013, net loss was $218,819.

General and administrative.  General and administrative expenses for three months ended December 31, 2013 were $218,819, which mostly consisted of approximately $43,000 of accounting fees and $47,000 of legal fees.

Interest expense. Interest expense of $48,508 was recorded towards the related party notes payable and related party convertible notes payable during the three months ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $19,706 and working capital deficit of $136,872 as compared to cash of $568 and working capital deficit of $302,175 as of September 30, 2013.

We have total liabilities of $349,881 as of December 31, 2013, consisting of current liabilities which consisted of $145,495 of accounts payable and $11,083 of accrued expenses and long-term liabilities of $121,336 of related party convertible notes payable and $71,967 of related party notes payable.  We had total liabilities of $317,743 as of September 30, 2013, consisting of current liabilities, which included $60,346 of accounts payable, $7,573 of accrued expenses, and $234,824 in amounts due to related parties.

We had a total stockholders’ deficit of $584,564 as of December 31, 2013, and an accumulated deficit as of December 31, 2013 of $330,175.

We used $18,058 of cash in operating activities for the three months ended December 31, 2013, which was attributable primarily to our net loss of $267,327, which was offset by $43,610 in accretion of debt discounts, fair value of officer services of $15,000, common stock issued for services of $102,000, and increases of $85,149 in accounts payable and $3,510 in accrued expenses.

We used no cash in investing activities for the three months ended December 31, 2013.

We had $37,196 of cash provided by financing activities in the three months ended December 31, 2013 consisting of $37,196 of net borrowings from amounts due to related parties.

Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and expand our operations.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to raise additional capital from conventional sources, including increases in related party and non-related party loans and/or additional sales of stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above.  Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern.

Notwithstanding, we anticipate generating losses and therefore may be unable to continue operations in the future. We anticipate that we will require additional capital in order to grow its business by increasing headcount and its budget for 2014. We may use a combination of equity and/or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Vape is a smaller reporting company and is therefore not required to provide this information.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate control over financial reporting for Vape.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal controls over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Vape; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Vape are being made only in accordance with authorizations of management and directors of Vape; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Vape’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of its principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of Vape’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

Vape is not a party to, and none of its property is the subject of, any pending legal proceedings. To Vape’s knowledge, no governmental authority is contemplating any such proceedings.

Item 1A.  Risk Factors

Vape is a smaller reporting company and is therefore not required to provide this information.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On December 24, 2013, the Company issued 21,250 shares of its common stock to certain employees.  These shares were issued on a non-cash basis and were compensation for services rendered.  These shares were valued at $72,250 in the aggregate and $3.40 per share.

On December 24, 2013, the Company issued 8,750 shares of its common stock to certain third-party consultants. These shares were issued on a non-cash basis and were compensation for services rendered.  These shares were valued at $29,750 in the aggregate and $3.40 per share.

On December 24, 2013, the Company issued 3,990 shares of its common stock to a certain holder of the Company’s 8% Note I. The conversion price was $0.64 per share and resulted in payment in full for all principal and all accrued and unpaid interest on the note.

On December 24, 2013, the Company issued 49,139 shares of its common stock to a certain holder of the Company’s 8% Note II. The conversion price was $0.64 per share and resulted in payment in full for all principal and all accrued and unpaid interest on the note.

On December 24, 2013, the Company issued 222,498 shares of its common stock to certain holders of the Company’s A&J Note on a pro rata basis. The conversion price was $0.08 per share and resulted in payment in full for all principal and all accrued and unpaid interest on the note.

In connection with the above stock sales, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). We had or one of our affiliates had a prior business relationship with each of the purchasers, and no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

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

Vape Holdings, Inc.
Registrant

Dated: February 19, 2014	/s/ Kyle Tracey
Kyle Tracey
Chief Executive Officer
(Principal Executive Officer)

Dated: February 19, 2014	/s/ Jerome Kaiser
Jerome Kaiser
Chief Financial Officer
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

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vape Holdings, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.