Form 10-Q
period 2014-03-31
Vape Holdings, Inc.
filed 2014-05-20
CIK 1455819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  ___________ to                           .

Commission File Number 333-163290

VAPE HOLDINGS, INC.
(FORMERLY PEOPLESTRING CORPORATION)
(Exact name of registrant as specified in its charter)

Delaware	90-0436540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20265 Ventura Boulevard, Suite A, Woodland Hills, California 91364
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding at May 20, 2014:

Common Stock, par value $0.00001 per share	8,612,006
(Class)	(Number of Shares)

VAPE HOLDINGS INC.
(FORMERLY PEOPLESTRING CORPORATION)
FORM 10-Q
MARCH 31, 2014

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).   It is suggested that the following consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Form 8-K/A for the period ended September 30, 2013 of Vape Holdings, Inc. filed on December 16, 2013, as well as the annual financial statements included in Form 10-K of PeopleString Corporation for the year ended December 31, 2012.

VAPE HOLDINGS, INC.
(FORMERLY PEOPLESTRING CORPORATION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	September 30, 2013
ASSETS
Current assets:
Cash	$598,953	$568
Accounts receivable	5,745	-
Inventory	30,004	-
Other current assets	134,181	-
Total current assets	768,883	568

Property, plant, and equipment, net of accumulated depreciation	42,989	-
TOTAL ASSETS	$811,872	$568

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$216,519	$60,346
Accrued expenses	20,051	7,573
Convertible notes payable, net of unamortized discount of $288,681 at March 31, 2014	239,319	-
Related party convertible notes payable, net of unamortized discount of $9,167 at March 31, 2014	40,833	-
Related party notes payable	40,000	234,824
Total current liabilities	556,722	302,743

Long term liabilities:
Convertible notes payable, long-term, net of unamortized discount of $7,333 at March 31, 2014	26,821	-
Related party convertible notes payable, long-term, net of unamortized discount of $50,723 at March 31, 2014	137,717	-
Related party notes payable, long-term	340,287	-
Accounts payable - related party	-	15,000
Warrant liability	29,430,022	-
Total liabilities	30,491,569	317,743

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.00001 par value - authorized 100,000,000 shares; 500,000 shares committed at March 31, 2014	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000 shares; 6,559,169 and 6,250,000 issued and outstanding, respectively	66	62
Additional paid-in capital	710,165	-
Accumulated deficit	(30,389,928)	(317,237)
Total stockholders' deficit	(29,679,697)	(317,175)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$811,872	$568

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.
(FORMERLY PEOPLESTRING CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2014	For the Six Months Ended March 31, 2014
Revenue	$30,759	$30,759

Cost of revenue	9,621	9,621

Gross profit	21,138	21,138

Operating expense:
Research and development	29,087	37,587
General and administrative	207,851	418,170
Total operating expenses	236,938	455,757

Operating loss	(215,800)	(434,619)

Other expense:
Interest expense	51,659	51,659
Interest expense - related party	9,061	57,569
Loss of settlement of warrants	29,528,844	29,528,844
Total other expense	29,589,564	29,638,072

Loss before provision for income taxes	(29,805,364)	(30,072,691)

Provision for income taxes	-	-

Net loss	$(29,805,364)	$(30,072,691)

Weighted average shares basic and diluted	6,278,464	6,415,512
Weighted average basic and diluted loss per common share	$(4.75)	$(4.69)

See notes to unaudited consolidated financial statements.

  VAPE HOLDINGS, INC.
(FORMERLY PEOPLESTRING CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2013 - Prior to merger	-	$-	4,684,537	$46	$-	$(317,237)	$(317,191)
Shares retained by PeopleString shareholders upon merger on September 30, 2013	-	-	1,565,463	16	-	-	16

Conversion of related party note payable	-	-	275,627	4	64,947	-	64,951
Fair value of officer services	-	-	-	-	15,000	-	15,000
Common stock issued for services	-	-	30,000	-	102,000	-	102,000
Discount on convertible note payable at 10%	-	-	-	-	84,375	-	84,375
Discount on convertible notes payable at 8%	-	-	-	-	166,400	-	166,400
Discount on convertible note payable at 6%	-	-	-	-	92,000	-	92,000
Discount on related party convertible note payable at 8%	-	-	-	-	86,621	-	86,621
Common stock issued in connection with warrant settlement	-	-	3,542	-	98,822	-	98,822
Commitment of preferred stock for HIVE asset acquisition	500,000	-	-	-	-	-	-
Net loss	-	-	-	-	-	(30,072,691)	(30,072,691)
Balance at March 31, 2014	500,000	$-	6,559,169	$66	$710,165	$(30,389,928)	$(29,679,697)

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.
(FORMERLY PEOPLESTRING CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended March 31, 2014
Cash flows from operating activities:
Net loss	$(30,072,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of officer services	15,000
Common stock issues for services	102,000
Accretion of debt discount	175,856
Loss on settlement of warrants	29,528,844
Changes in operating assets and liabilities:
Accounts receivable	(5,745)
Inventory	(30,004)
Other current assets	(134,181)
Accounts payable	156,173
Accrued expenses	12,478
Net cash used in operating activities	(252,270)

Cash flows from investing activities:
Capital expenditures	(42,989)
Net cash used in investing activities	(42,989)

Cash flows from financing activities:
Proceeds from issuances of convertible notes payable	448,000
Proceeds from issuances of related party notes payable	340,287
Proceeds from issuances of related party convertible notes payable	242,593
Repayments to related parties	(137,236)
Net cash provided by financing activities	893,644

Net change in cash	598,385
Cash, beginning of period	568
Cash, end of period	$598,953

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-
Taxes	$-

Non-cash investing and financing activities:
Conversion of related party notes payable	$64,951
Issuance of convertible note payable for services	$100,000
Issuance of convertible note payable for former officer services	$50,000
Issuance of common stock in connection with warrant settlement	$98,822

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.
(FORMERLY PEOPLESTRING CORPORATION)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF BUSINESS, RECENT ACQUISITIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Vape Holdings, Inc. (formerly PeopleString Corporation) (“Vape,” the “Company,” “we,” “us,” “our,” “our company”) is a holding company with its primary focus in the manufacturing and distribution of healthy and sustainable vaporization products. The Company has designed and recently began marketing and distributing vaporization products under a unique brand. The Company has introduced a nonporous, non-corrosive, chemically inert ceramic vaporization element as a healthy, sustainable alternative to traditional titanium and quartz vaporization materials, as well as lower-grade ceramic found in traditional electronic cigarettes and vaporizers. This material can be used for a wide range of applications, including stand-alone vaporization products and "E-cigs." Electronic cigarettes come in a variety of designs ranging from those that look vastly like traditional cigarettes, to larger vaporizer units which are capable of vaporizing liquid with varying viscosity. The process of vaporization is believed to eliminate the smoke, tar, ash, and other byproducts of traditional smoking by utilizing lower temperatures in a controlled electronic environment.

HIVE Ceramics is the premier brand under the Vape umbrella, bringing to market a medical and food grade ceramic that has countless design and product crossover capabilities in existing and emerging markets.

The Company intends to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect future proprietary technology and its brands, as they are developed.  The Company has created or acquired and continues in the process of creating and/or acquiring proprietary vaporizers and e-cigarettes, and various trademarks, patents and copyrights for brands which are developed or in development.  The Company is actively engaged in improving and expanding lines of branded products through business alliances and acquisitions, as well as developing its branded retail business expansion.  Vape and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

RECENT ACQUISITIONS

On September 30, 2013, the then PeopleString Corporation, and its wholly-owned subsidiary, RewardString Corporation (“RewardString”), and Vape Holdings, Inc., a Nevada corporation (the “Private Company”) formed on March 26, 2013, closed a Merger and Reorganization Agreement whereby the Private Company merged with RewardString, with the Private Company being the surviving entity (the “Merger”). The Private Company shareholders represented approximately 74.95% of the total issued and outstanding common stock of the merged company.

The merger among PeopleString, RewardString and the Private Company was accounted for as a reverse acquisition and change in reporting entity, whereby the Private Company was the accounting acquirer. The Merger was accounted for using the purchase method of accounting in accordance with ASC 805 Business Combinations, whereby the estimated purchase was allocated to tangible net assets acquired based upon preliminary fair values at the date of acquisition.    Accordingly, the assets and liabilities of PeopleString and RewardString were recorded at fair value; the assets of PeopleString and RewardString were not significant.    The historical results of operations and cash flows of the Private Company were reported since its inception on March 26, 2013 (“Inception”).  On September 30, 2013, the Company approved a change in fiscal year end of the Company from December 31st to September 30th due to a change in reporting entity.  Following such change, the date of the Company’s next fiscal year end is September 30, 2014.

Vape commenced revenue generating operations and exited the development stage late in the three month period ended March 31, 2014. There was no significant activity during the prior period from March 26, 2013 to March 31, 2013 and thus, such periods are not presented.

Effective as of January 8, 2014, the Company amended its Certificate of Incorporation with the Delaware Secretary of State pursuant to a certificate of amendment to formally change its name from PeopleString Corporation to Vape Holdings, Inc. (the “Name Change”).  The Company’s Board of Directors and shareholders representing approximately 53.3% of the outstanding shares of the Company’s common stock approved the Name Change by written consent on December 24, 2013.

HIVE Ceramics Asset Purchase

On February 28, 2014, the Company entered into an Asset Purchase Agreement (the “Agreement”) with HIVE Ceramics, LLC (“HIVE”) whereby the Company agreed to acquire all right, title and interest to the HIVE vaporization product and related intellectual property in exchange for the issuance of 500,000 shares of Series A Preferred Stock (“Series A Shares”) to HIVE.  The Transaction formally closed on March 27, 2014; however, the Series A Shares had not yet been issued as of the period ended March 31, 2014.

HIVE has been in development of a ceramic product line for use in the vaporization market. The development of this initial product line was completed in 2014. No sales of this product line were made prior to the acquisition of the HIVE product on March 27, 2014.

The Company also received $250,000 in capital from HIVE at closing and, as a result, the Company issued a note payable to HIVE (the “HIVE Note”). The HIVE Note is dated March 27, 2014 payable to HIVE. In accordance with the Agreement, the Company issued the HIVE Note in exchange for the principal amount of $250,000. Per the terms of the HIVE Note, the maturity date is February 27, 2016 and the annual rate of interest is six percent (6%). No prepayment penalty exists. The HIVE Note is unsecured.

Employment Agreements for Michael Cook as Director of Business Development and Kyle Tracey as Chief Executive Officer were also executed at Closing. Per Mr. Cook’s employment agreement, he is entitled to $80,000 per year in salary over a two (2) year employment term In the event that his employment is terminated without cause he will be entitled to payment of his base salary for a six (6) month period following termination. Per Mr. Tracey’s employment agreement, he is entitled to $120,000 per year in salary over a two (2) year employment term. In the event that his employment is terminated without cause he will be entitled to the remaining salary of the two (2) year employment term plus the issuance of five percent (5%) of the Company’s common stock on a fully diluted basis.

During the three and six months ended March 31, 2014 and as of March 31, 2014, the Company accrued wages and taxes of $8,153 and $815 and for Mr. Cook and Mr. Tracey, respectively.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments.

As a result of the merger between Vape and PeopleString, the Vape shareholders controlled the Company post-merger. This resulted in a change in reporting entity, whereby the historical financial statements of Vape are presented herein. The assets acquired and liabilities assumed were recorded at fair value; however, there were no significant assets acquired and approximately $24,000 in liabilities assumed.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include losses for warrant contingencies and the valuation of conversion features in notes.

CONCENTRATION

Credit Risk

At times, the Company maintains cash balances at a financial institution in excess of the FDIC insurance limit. In addition, at we extend credit to customers in the normal course of business, after we evaluate the credit worthiness. The Company does not expect to take any unnecessary credit risks causing significant causing write-offs of potentially uncollectible accounts.

REVENUE RECOGNITION

The Company recognizes revenues from product sales when (a) persuasive evidence that an agreement exists; (b) the products have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured.

INVENTORY

Inventory is valued at the lower of cost or market, as determined primarily by the average cost inventory method, and are stated using the first-in, first-out (FIFO) method. Management will record a provision for loss for obsolete or slow moving inventory to reduce carrying amounts to net realizable value.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and that have alternative future uses, both in research and development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, research and development costs include the research and development expenses related to prototypes of the Company’s products. During the three and six months ended March 31, 2014, research and development costs were $29,087 and $37,587, respectively.

PER-SHARE INFORMATION

Basic per-share information includes the weighted average shares outstanding during the periods. Dilutive per-share information includes shares available under convertible notes, options and warrants, to the extent these are not anti-dilutive. During the periods presented, 642,346 convertible note shares would have been included in the computation of dilutive shares outstanding since the exercise prices did not exceed the average market value of the Company's common stock if the Company generated net income. During the periods presented, no options and warrants would have been included had the Company generated net income in the computation of dilutive shares outstanding using the treasury-stock method since the exercise prices exceeded the average market value of the Company's common stock.

CONVERTIBLE DEBT

Convertible debt is accounted for under the guidelines established by Accounting Standards Codification (“ASC”) 470-20 “Debt with Conversion and Other Options”. ASC 470-20 governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting (explained below) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt.  Many of the conversion features embedded in the Company's convertible notes are variable and are adjusted based on a discount to market prices which could cause an unlimited number of common stock to be issued.  The management and board of directors currently have the ability to authorize additional shares of common stock (See “NOTE 5 – CONVERTIBLE NOTES PAYABLE”).

When applicable, the Company calculates the fair value of warrants and conversion features issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718 “Compensation – Stock Compensation”, except that the contractual life of the warrant or conversion feature is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.  If the fair value exceeds the carrying value of the debt, an immediate charge to operations is recorded by management.  Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations.

The Company accounts for modifications of its BCF’s in accordance with ASC 470-50 “Modifications and Extinguishments.” ASC 470-50 requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

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

NOTE 2. GOING CONCERN

Vape’s financial statements reflect a net loss of $30,072,691, primarily due to a loss on settlement of  warrants of $29,528,844, net cash used in operations of $252,270 and an accumulated deficit of $30,389,928. These matters raise substantial doubt about the ability of Vape to continue as a going concern. The management expects to obtain funding for the new operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding.    Vape’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

NOTE 3. ACCRUED EXPENSES

Accrued expenses at March 31, 2014 and September 30, 2013 were $20,051 and $7,573, respectively, primarily for accrued interest of $11,083 and $7,573, and accrued wages and taxes of $8,969 and $0, respectively.

NOTE 4. RELATED PARTY NOTES PAYABLE

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013.    This payable was converted into a note payable on December 7, 2013.    The note payable bears interest of 6% per annum with a maturity date of December 1, 2016.

On December 7, 2013, the Company issued a note payable to a shareholder of the Company in the amount of $23,462 for monies previously borrowed from shareholder.    The note bears interest of 6% per annum and matures on December 1, 2016.

On May 12, 2014, the Company issued a note payable to a related party of the Company in the amount of $40,000 for monies previously borrowed from the related party during the three and six months ended March 31, 2014.    The note bears interest of 6% per annum and matures on May 1, 2016.

See NOTE 1 regarding a $250,000 note payable to HIVE.

During the six months ended March 31, 2014, the Company had recorded $885 of interest expense related to these notes, of which $885 was recorded as interest expense during the six months ended March 31, 2014.

RELATED PARTY CONVERTIBLE NOTES PAYABLE

On February 18, 2014, the Company issued an 8% Convertible Note to Kyle Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $10,612 (the “Tracey Note”). Per the terms of the Tracey Note, the original principal balance is $10,612, and is not secured by any collateral or any assets pledged to the holder. The maturity date is February 18, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $4,245 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $354 of the discount to interest expense during the three and six months ended March 31, 2014.

On May 12, 2014, the Company issued an 8% Convertible Note to Kyle Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $11,042 (the “Tracey Note II”). Per the terms of the Tracey Note II, the original principal balance is $11,042, and is not secured by any collateral or any assets pledged to the holder. The maturity date is May 12, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note II is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). These monies were funded to the Company prior to March 31, 2014.

On May 12, 2014, the Company issued an 8% Convertible Note to its Director of Business Development, Michael Cook for monies borrowed from Mr. Cook to cover outstanding accounts payable in the amount of $11,825 (the “Cook Note”). Per the terms of the Cook Note, the original principal balance is $11,825, and is not secured by any collateral or any assets pledged to the holder. The maturity date is May 12, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Cook Note is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). These monies were funded to the Company prior to March 31, 2014.

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

On October 16, 2013, the Company issued an 8% Convertible Note to a shareholder (“8% Note II”), in exchange for $30,300 which the Company received on July 3, 2013.    Per the terms of 8% Note II, the original principal balance was $30,300, and was not secured by any collateral or any assets pledged to the holder. The maturity was July 3, 2015.  Subject to certain limitations, the holder, at its sole discretion, could convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for 8% Note II was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%).    The note was converted on December 23, 2013 into 49,139 shares of the Company’s common stock.   We recorded a discount totaling $12,120 related to the beneficial conversion feature embedded in the note upon issuance.    Such amount was fully accreted to interest expense during the three months ended December 31, 2013 due to the conversion, together with accrued interest of $ 1,239.

On October 16, 2013, the Company issued an 8% Convertible Note to a shareholder (“8% Note III”) (collectively, the “8% Notes), in exchange for $180,940 which the Company received on March 5, 2013. Per the terms of 8% Note III, the original principal balance is $180,940, and is not secured by any collateral or any assets pledged to the holder. The maturity date is March 5, 2015, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for 8% Note III is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $72,376 related to the beneficial conversion feature embedded in the note upon issuance. We amortized $12,772 and $25,544 of the discount to interest expense during the three and six months ended March 31, 2014.

On January 31, 2014, the Company issued a 10% Convertible Note (the “10% Note”) to a third-party consultant (the “Holder”) in the principal amount of $100,000 for services rendered to the Company. The 10% Note is not secured by any collateral or any assets pledged to the Holder. The maturity date is January 31, 2015 and the annual rate of interest is ten percent (10%). Subject to certain limitations, the Holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the 10% Note is $2.00 per share. We recorded a discount totaling $84,375 related to the beneficial conversion feature embedded in the note upon issuance. We amortized $14,063 of the discount to interest expense during the three and six months ended March 31, 2014.

Beginning on February 11, 2014, the Company issued 6% Convertible Notes (the “6% Notes”) pursuant to subscription agreements to ten (10) accredited investors (the “Holders”) with the aggregate principal amount of $270,000, of which $40,000 is from Kyle Tracey recorded as a related party convertible note payable. The 6% Notes are not secured by any collateral or any assets pledged to the Holders. The maturity dates are from February 28 2015 to March 31, 2015, and the annual rate of interest is six percent (6%). Subject to certain limitations, the Holders can, at their sole discretion, convert the outstanding and unpaid principal and interest of their notes into fully paid and nonassessable shares of the Company’s common stock. The conversion price of these 6% Notes is the average of the fifteen (15) lowest daily VWAP’s occurring during the twenty (20) consecutive trading days immediately preceding the date each Holder elects convert all of their 6% Note minus a discount of 40%. In no event will the conversion price be less than $3.00 per share or greater than $8.00 per share. The Company had a preexisting relationship with each of the Holders, and no general solicitation or advertising was used in connection with the issuance of the 6% Notes. We recorded a discount totaling $92,000 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $12,231 of the discount to interest expense during the three and six months ended March 31, 2014.

On March 17, 2014, the Company issued an 8% Convertible Note to Jerome Kaiser, former CEO, CFO and Director of the Company for services rendered to the Company in the amount of $50,000 (the “Kaiser Note”) which was charged to expense during the three months March 31, 2014. Per the terms of the Kaiser Note, the principal balance is $50,000, and is not secured by any collateral or any assets pledged to the holders. The maturity date is March 17, 2015, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at his sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Kaiser Note is the market closing price of the market day immediately preceding the date of conversion minus twenty percent (20%). We recorded a discount totaling $10,000 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $833 of the discount to interest expense during the three and six months ended March 31, 2014.

On March 19, 2014, the Company issued an 8% Convertible Note to W-net Fund I, LP in exchange for the contribution of capital to the Company in the amount of $198,000 (the “W-net Note”). Per the terms of the W-net Note, the principal balance is $198,000, and is not secured by any collateral or any assets pledged to the holder. The maturity date is November 19, 2014 and interest accrues at 8% per annum. Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the W-net Note is eighty percent (80%) of the average of the three (3) lowest daily closing bid prices (the 3 lowest prices will be calculated on a VWAP basis) occurring during the ten (10) consecutive Trading Days immediately preceding the applicable conversion date on which the holder elects to convert. In no event shall the conversion price be less than $5.50 or greater than $11.00. We recorded a discount totaling $158,400 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $19,800 of the discount to interest expense during the three and six months ended March 31, 2014.

CONVERTIBLE NOTES PAYABLE, LONG-TERM

On February 18, 2014, the Company issued 8% Convertible Notes to two third parties to cover outstanding accounts payable in the amount of $20,000.    Per the terms of the notes, the aggregate principal balance is $20,000, and is not secured by any collateral or any assets pledged to the holders. The maturity date is February 18, 2016, and the annual rate of interest is eight percent (8%).    Subject to certain limitations, the holders can, at their sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the notes is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $8,000 related to the beneficial conversion feature embedded in the notes upon issuance.    We amortized $667 of the discount to interest expense during the three and six months ended March 31, 2014.

The Company has the ability to increase the authorized common stock of the Company in the event that the convertible notes require more shares than available.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

On or about April 4, 2014, Cranshire Capital, LP, a private investment fund with its principal place of business in Northbrook, Illinois (“Cranshire”), filed a lawsuit against the Company.  Cranshire alleged that it was a holder of various warrants to purchase common stock ("Warrant Shares") issued by the Company back in May 2011, and that by reason of certain equity issuances made by the Company during 2013, the exercise and conversion prices in Cranshire’s warrants should have been reset. Specifically, Cranshire alleged that the Warrants contained “full ratchet anti-dilution provisions” whereby certain “subsequent equity sales” made by the Company at any time after 2011 below the exercise price on the warrants resulted in Cranshire’s exercise price adjusting down to the same price at which the equity was issued.  In addition, a corresponding increase in the Warrant Shares issuable resulted from the adjustment to maintain the aggregate value of the warrants.

On April 16, 2014, the Company, entered into separate settlement agreements with Cranshire and another warrant holder, Iroquois Master Fund, Ltd. (“Iroquois”).  Pursuant to the settlement agreements, the Company agreed to issue an aggregate of 583,427 shares of the Company’s common stock to the settling holders upon partial exercise of their warrant positions pursuant to exercise notices previously submitted by them.    An additional 337,626 Warrant Shares remain outstanding and may be exercised by the settling holders in the future at their election.  The Company and the settling holders provided mutual general releases.    In connection with the settlements, Cranshire agreed to dismiss with prejudice its action filed on April 4, 2014 against the Company.

The settlement agreements also provide for certain selling restrictions on the settling holders.    Each holder separately agreed with the Company that (i) on any trading day on which the aggregate dollar volume of the common stock on the principal exchange on which the common stock of the company is then traded is less than $1,000,000, the holders shall not sell a number of warrant shares that exceeds 15% of the daily trading volume of the common stock on such trading day as measured on the principal exchange on which such common stock is then traded and (ii)    on any trading day on which the aggregate dollar volume of the common stock on the principal exchange on which the common stock of the Company is then traded is greater than or equal to $1,000,000, the holders shall not sell a number of warrant shares that exceeds 20% of the daily trading volume of the common stock on such trading day as measured on the principal exchange on which such common stock is then traded.  In addition, the settlement agreements contain what is commonly referred to as “most favored nation” provisions whereby the settling holders are entitled to the benefit of more favorable terms if any future agreements are entered into with similar warrant holders on more favorable terms.

Upon learning of the settlements with Cranshire and Iroquois, the Warberg WF I, LP and related entities (collectively, the “Warberg Entities”) disputed their original exercise which resulted in 3,542 shares issued to them.

On April 22, 2014, the Company entered into a settlement agreement with the Warberg Entities. Pursuant to the settlement agreement, the Company agreed to issue an aggregate of 356,415 shares of the Company’s common stock in the aggregate to the settling holders upon partial exercise of their warrant positions pursuant to exercise notices previously submitted by them. An additional 378,855 Warrant Shares remained outstanding to be exercised by the settling holders in the future at their election. Warrants Shares of 3,992,800 were cancelled as a result of the settlement.

The Company and the Warberg Entities provided mutual general releases and the settlement agreement with the Warberg Entities included identical selling restrictions to the Cranshire and Iroquois settlements.

On April 24, 2014, the Company entered into a settlement agreement with Sphinx Trading, LP (“Sphinx”).  Pursuant to the settlement agreement, the Company agreed to issue an aggregate of 481,569 shares of the Company’s common stock to the settling holder upon partial exercise of its warrants pursuant to exercise notices previously submitted by it.    An additional 100 Warrant Shares remain outstanding and may be exercised by the settling holder in the future at its election. Warrants Shares of 9,559 were cancelled as a result of the settlement.

The Company and Sphinx provided mutual general releases and the settlement agreement with Sphinx included identical selling restrictions and most favored nations provisions as provided in the Cranshire and Iroquois settlements.

On April 24, 2014, Cranshire was issued an additional 262,523 shares of common stock of the Company pursuant to a notice of exercise of their outstanding, but unissued Warrants as set forth in its settlement agreement with the Company. Following this exercise Cranshire has 2,000 Warrants outstanding. Warrants Shares of 5,211 were cancelled as a result of the settlement.

On April 28, 2014, the Warberg Entities were issued an additional 368,903 shares of common stock of the Company pursuant to a notice of exercise in full of their outstanding, but unissued Warrants as set forth in their settlement agreement with the Company. Following this exercise, the Warberg Entities had zero Warrants outstanding. Warrants Shares of 9,952 were cancelled as a result of the settlement.

On May 14, 2014, Cranshire was issued an additional 99,538 shares of common stock of the Company pursuant to a notice of exercise of a warrant that was assigned to Cranshire from an unsettled Warrant holder. Warrants Shares of 3,620 were cancelled as a result of the settlement.

As a result of the settlements, the exercise price of the Warrants decreased from $28.00 per share to $0.114 per share and the Warrants outstanding increased from 34,200 to 8,400,000. As of the time of this filing, the Company has issued 2,152,375 Warrant Shares to its warrant holders at $0.114 per share and cancelled 4,021,142 Warrants via settlement and/or cashless exercise. An additional 2,226,483 Warrants remain outstanding and unexercised.

The Company recorded the full settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the three and six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices of $4.72 to $7.25 per share on the settlement dates discussed above.

NOTE 8. STOCKHOLDERS’ DEFICIT

COMMON STOCK

On November 27, 2013, the board of directors and shareholders approved an increase in the authorized number of shares of common and preferred stock which may be issued by the Company to 1,000,000,000 shares and 100,000,000 shares, respectively.  On December 3, 2013, the certificate of amendment was filed with the Secretary of State of Delaware.

REVERSE STOCK SPLIT

On December 24, 2013, the Company’s Board and a majority of its shareholders approved a one for forty (1:40) reverse stock split of the Company’s common stock (the “Reverse Stock Split”).    The Reverse Stock Split became effective on January 8, 2014.    As a result of the Reverse Stock Split, all share information has been retroactively adjusted for all periods presented. All fractional shares created by the Reverse Stock Split were rounded to the nearest whole share.   If the fraction created was one half or less, it was rounded down to the nearest whole share.   If the fraction was more than one half, it was rounded up to the nearest whole share.   Each shareholder received at least one share. The number of the Company’s authorized shares of common stock did not change in connection with the Reverse Stock Split.

PREFERRED STOCK

On April 1, 2014, the Board formally approved the filing of a Preferred Stock Designation in connection with the commitment of 500,000 Series A Shares to HIVE on March 27, 2014 pursuant to its authority to issue blank check preferred stock as provided in the Company’s Certificate of Incorporation.  Per the Certificate of Designation (the “Designation”), there are 100,000,000 shares of preferred stock authorized by the Company’s Certificate of Incorporation. The Company is authorized to issue 500,000 shares of Series A Shares pursuant to the Designation.  As provided in the Designation (and as set forth in the HIVE Asset Purchase Agreement), Series A Shares are entitled to vote at a 15-1 ratio to Common Stock.  Each share of preferred stock shall initially be convertible into one share of common stock (500,000 shares of common stock in the aggregate).  On the two year anniversary of the transaction of HIVE, the preferred stock conversion ratio shall be adjusted as follows: a one-time pro rata adjustment of up to ten-for-one (10-1) based upon the Company generating aggregate gross revenues over the two years of at least $8,000,000 (e.g. If the Company generates only $4,000,000 in aggregate gross revenues over the two year period then the convertible ratio will adjust to 5-1).    In no event will the issuance convert into more than 5,000,000 shares of common stock of the Company.

The value ascribed to the Series A Shares was based on the historical costs of the assets acquired on March 27, 2014 from HIVE since the transfer of assets was made among entities under common control.

CONTRIBUTED SERVICES

During the period from Inception to March 31, 2014, services were provided by the Company’s Chief Executive Officer at no cost.    The Company has recorded $5,000 per month for the services prior to commencing significant operations. The fair value of contributed services were based on previously negotiated monthly salary and has been recognized in the statement of stockholders’ deficit as contributed services, and the accompanying statements of operations as general and administrative expenses.

WARRANTS

Before the settlements described above in NOTE 7, on March 26, 2014 and March 31, 2014, respectively, the Warberg Entities exercised a total of 19,250 Series A Warrants (the “Warrants”) issued in May 2011 at $28.00 exercise price per share. In connection with this exercise, the Company issued 3,542 shares to the Warberg Entities via cashless exercise as provided in the Warrants.

OPTIONS

Option activity during the six months ended March 31, 2014, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at September 30, 2013	125,000	$13.20	2.3	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	-	$-
Options outstanding at March 31, 2014	125,000	$13.20	1.9	$-
Options exercisable at March 31, 2014	125,000	$13.20	1.9	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of Vape’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

There were no options granted, forfeited or exercised during the six months ended March 31, 2014. There were no options cancelled during the six months ended March 31, 2014. The Company did not record any stock-based option compensation during the six months ended March 31, 2014.

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

NOTE 9. INTELLECTUAL PROPERTY

The Company plans to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect future proprietary technology and its brands, as they are developed.  The Company has begun to execute on this plan with the acquisition of the patent pending HIVE Ceramic vaporization product and the HIVE trademark as well as several pending trademark applications.  The Company intends to continue to create or acquire proprietary vaporizers and e-cigarettes, and various trademarks, patents and/or copyrights for brands which are developed.

TRADEMARKS

On March 27, 2014, the Company and Stone Arch Studio, LLC entered into a Trademark Assignment Agreement whereby the Company acquired all right, title, priority and interest to the HIVE trademark U.S. Registration No. 44513069 as registered with the U.S. Patent and Trade Office (“USPTO”). This acquisition further protects the Company’s HIVE Ceramics brand vaporization line.

In addition, the Company has filed for trademark protection with the USPTO on several additional trademarks and tradenames to be utilized by the Company in the future as the marks register.

PATENTS

On March 27, 2014, the Company formally closed its acquisition of the patent pending HIVE Ceramics vaporization technology.  The Company has already begun exploiting this technology and intends to prosecute the patent application to completion.

The Company also has been in discussions to acquire additional patented technology from third parties to further grow and develop its branded product lines in the vaporization market.

NOTE 10. SUBSEQUENT EVENTS

On May 12, 2014, the Board, by unanimous written consent, elected to amend the conversion prices of the following Notes: 1) the 6% Notes and 2) the W-net Notes by adjusting the “floor” and “ceiling” on their conversion prices to $1.00/$3.00 from $3.00/$8.00 and $5.50/$11.00 respectively due to recent unexpected circumstances (including the exercise of numerous warrants pursuant to a full ratchet anti-dilution adjustment issued by previous management of the Corporation back in 2011) to better reflect the current market and maintain relationships with its noteholders.

RELATED PARTY NOTES PAYABLE

On May 12, 2014, the Company issued a note payable to a related party of the Company in the amount of $40,000 for monies previously borrowed from the related party during the three and six months ended March 31, 2014.    The note bears interest of 6% per annum and matures on May 1, 2016.

RELATED PARTY CONVERTIBLE NOTES PAYABLE

On May 12, 2014, the Company issued an 8% Convertible Note to Kyle Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $11,042 (the “Tracey Note II”).   Per the terms of the Tracey Note II, the original principal balance is $11,042, and is not secured by any collateral or any assets pledged to the holder. The maturity date is May 12, 2016, and the annual rate of interest is eight percent (8%).    Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note II is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%).

On May 12, 2014, the Company issued an 8% Convertible Note to its Director of Business Development, Michael Cook for monies borrowed from Mr. Cook to cover outstanding accounts payable in the amount of $11,825 (the “Cook Note”).    Per the terms of the Cook Note, the original principal balance is $11,825, and is not secured by any collateral or any assets pledged to the holder. The maturity date is May 12, 2016, and the annual rate of interest is eight percent (8%).    Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Cook Note is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). These monies were funded to the Company during the three and six months ended March 31, 2014.

TERMINATION OF LETTER OF INTENT FOR JOINT VENTURE WITH GROWLIFE, INC.

On May 14, 2014, the Company and GrowLife, Inc., a Delaware corporation (“GrowLife”) mutually agreed to terminate their non-binding letter of intent (“LOI”) entered into on or about March 17, 2014 for a joint venture into the research and development of patentable technology to create pharmaceutical grade extractions from cannabis (the “Joint Venture”).  The Joint Venture was originally announced pursuant to a press release issued jointly by the companies on March 17, 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has provided below information about Vape’s financial condition and results of operations for the three and six months ended March 31, 2014. This information should be read in conjunction with Vape’s unaudited consolidated financial statements for the three and six months ended March 31, 2014, including the related notes thereto, which begin on page 1 of this report. These unaudited consolidated financial statements should be read with the year-end financial statements and notes thereto included in Form 8-K/A for the period ended September 30, 2013 of the Company filed on December 16, 2013, as well as the PeopleString Corporation Form 10-K for the year ended December 31, 2012. The following discussion and analysis contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements.

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

Since Vape commenced operations on March 26, 2013 (“Inception”) due to the change in reporting entity and change in fiscal year, there are no reportable periods in 2013 to compare to those periods reported herein for 2014. There was no activity during the period from March 26, 2013 to March 31, 2013.

On March 27, 2014, the Company formally closed its asset purchase of the HIVE Ceramics LLC ("HIVE") vaporization product and related intellectual property and has begun distributing the HIVE products through various wholesale distribution channels.  HIVE had been in development of a ceramic product for use in the vaporization market.  The development for one product line was completed in 2014.  No sales of this product line were made prior to Vape’s acquisition of the HIVE ceramic product line on March 27, 2014.  We determined that HIVE's assets acquired were not deemed a business prior to being acquired by the Company under Rule 11-01(d) of Regulation S-X since there were no significant revenue activities, physical assets, employees or customers.

Overview

Vape Holdings, Inc. (formerly PeopleString Corporation) (“Vape,” the “Company,” “we,” “us,” “our,” “our company”) is a holding company with its primary focus in the manufacturing and distribution of healthy and sustainable vaporization products. The Company has designed, and recently began marketing, and distributing vaporization products under a unique brand. The Company has also introduced a nonporous, non-corrosive, chemically inert ceramic vaporization element as a healthy, sustainable alternative to traditional titanium and quartz vaporization materials, as well as lower-grade ceramic found in traditional electronic cigarettes and vaporizers. This material can be used for a wide range of applications, including stand-alone vaporization products and "E-cigs." Electronic cigarettes come in a variety of designs ranging from those that look vastly like traditional cigarettes, to larger vaporizer units which are capable of vaporizing liquid with varying viscosity.    The process of vaporization is believed to eliminate the smoke, tar, ash, and other byproducts of traditional smoking by utilizing lower temperatures in a controlled electronic environment.

HIVE Ceramics is the premier brand under the Vape umbrella, bringing to market a medical and food grade ceramic that has countless design and product crossover capabilities in existing and emerging markets.

The Company intends to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect future proprietary technology and its brands, as they are developed. The Company has created or acquired and continues in the process of creating and/or acquiring proprietary vaporizers and e-cigarettes, and various trademarks, patents and copyrights for brands which are developed or in development. The Company is actively engaged in improving and expanding lines of branded products through business alliances and acquisitions, as well as developing its branded retail business expansion.

Vape is organized and directed to operate strictly in accordance with all applicable state and federal laws.

Critical Accounting Policies

Vape’s discussion and analysis of financial condition and results of operations are based upon Vape’s unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited consolidated financial statements requires Vape to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Vape evaluated its estimates, including but not limited to those related to such items as costs to complete performance contracts, accruals, depreciable/useful lives, revenue recognition and valuation allowances for deferred tax assets. Vape based its estimates on historical experience and on various other assumptions that were believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that were not readily apparent from other sources. Actual results could differ from those estimates. Critical accounting policies are described in Vape’s, formerly PeopleString Corporation, Form 10-K for the year ended December 31, 2012, to the extent these are still relevant.

CONVERTIBLE DEBT

Convertible debt is accounted for under the guidelines established by Accounting Standards Codification (“ASC”) 470-20 “Debt with Conversion and Other Options”. ASC 470-20 governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting (explained below) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt.  Many of the conversion features embedded in the Company's convertible notes are variable and are adjusted based on a discount to market prices which could cause an unlimited number of common stock to be issued.  The management and board of directors currently have the ability to authorize additional shares of common stock through their voting power in the Series A Preferred Stock.

When applicable, the Company calculates the fair value of warrants and conversion features issued with the convertible instruments using the Black-Scholes valuation method, in lieu of a lattice model for simplicity, using the same assumptions used for valuing employee options for purposes of ASC 718 “Compensation – Stock Compensation”, except that the contractual life of the warrant or conversion feature is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.  If the fair value exceeds the carrying value of the debt, an immediate charge to operations is recorded by management.

The Company accounts for modifications of its debt in accordance with ASC 470-50 “Modifications and Extinguishments.” ASC 470-50 requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

The Company has the ability to increase the authorized common stock of the Company in the event that the convertible notes require additional shares to be issued, thus the Company recorded beneficial conversion features related to its convertible debt instead of derivative liabilities.

REVENUE RECOGNITION

The Company recognizes revenues from product sales when (a) persuasive evidence that an agreement exists; (b) the products have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured.

INVENTORY

Inventory are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the first-in, first-out (FIFO) method. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, when actual inflation rates and inventory levels for the year have been determined.

COMMITMENTS AND CONTINGENCIES

The Company recorded the warrant liability as a result of the full ratchet anti-dilution adjustment issued by previous management of the Corporation back in 2011 for the warrant shares issued and the warrant shares that remain outstanding and unexercised that would be entitled to the same settlement. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money.  As a result of settlements with warrant holders subsequent to March 31, 2014, the Company recorded a loss on settlement of warrants of $29,430,022 during the three and six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares at the Company’s closing stock prices of $4.72 to $7.25 per share on the settlement dates.

PREFERRED STOCK

On April 1, 2014, the Board formally approved the filing of a Preferred Stock Designation in connection with the commitment of 500,000 Series A Shares to HIVE Ceramics, LLC on March 27, 2014 pursuant to its authority to issue blank check preferred stock as provided in the Company’s Certificate of Incorporation.  Per the Certificate of Designation (the “Designation”), there are 100,000,000 shares of preferred stock authorized by the Company’s Certificate of Incorporation. The Company is authorized to commit 500,000 shares of Series A pursuant to the Designation.  As provided in the Designation (and as set forth in the HIVE Asset Purchase Agreement), Series A Shares are entitled to vote at a 15-1 ratio to Common Stock and are convertible on a maximum 10 for one basis into Common Stock. (See NOTE 1 re HIVE Ceramics Asset Purchase). The acquisition of HIVE assets was not considered a business combination and was consummated under common control of the Company’s Chief Executive officer and therefore the carryover basis of the assets was assigned to the Preferred Stock.  The parties to the acquisition of HIVE agreed to close the transaction on March 27, 2014.

Results of Operations

The results of operations information below provides details on net loss and general and administrative expenses. General and administrative expenses provide details on continuing operations and include items such as management compensation, SEC compliance, insurance, office and other general expenses. Late in the three months ended March 31, 2014, the Company exited the development stage since we had revenues which we believe are significant and increasing after March 31, 2014.

For the Three Months Ended March 31, 2014

Net Loss.  For the three months ended March 31, 2014, net loss was $29,805,364.

General and administrative.  General and administrative expenses for the three months ended March 31, 2014 were $207,851, which mostly consisted of approximately $56,000 of payroll, $13,000 of accounting fees, $18,000 of investor relations, and $55,000 of legal fees.

Research and Development. During the three months ended March 31, 2014 we incurred approximately $29,000 in research and development costs.

Interest expense. Interest expense of $51,659 was recorded towards the convertible notes payable and $9,061 towards the related party notes payable and related party convertible notes payable during the three months ended March 31, 2014.

Other expense. During the three months ended March 31, 2014, we incurred a loss on settlement of stock related to warrant settlements of $29,528,844.

For the Six Months Ended March 31, 2014

Net Loss. For the six months ended March 31, 2014, net loss was $30,072,691.

General and administrative.  General and administrative expenses for the six months ended March 31, 2014 were $418,170, which mostly consisted of approximately $144,000 of payroll, $55,000 of accounting fees, $18,000 of investor relations, and $103,000 of legal fees.

Research and Development. During the six months ended March 31, 2014 we incurred approximately $38,000 in research and development costs.

Interest expense. Interest expense of $51,659 was recorded towards the convertible notes payable and $57,569 towards the related party notes payable and related party convertible notes payable during the six months ended March 31, 2014.

Other expense. During the six months ended March 31, 2014, we incurred a loss on settlement of stock related to warrant settlements of $29,528,844.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $598,953 and working capital of $212,161 as compared to cash of $568 and working capital deficit of $302,175 as of September 30, 2013.

We have total liabilities of $30,491,569 as of March 31, 2014, consisting of current liabilities which consisted of $216,519 of accounts payable, $20,051 of accrued expenses, $239,319 of convertible notes payable, $40,833 of related party convertible notes payable, and $40,000 of related party notes payable, and long-term liabilities of $26,821 of convertible notes payable, $137,717 of related party convertible notes payable, $29,430,022 of warrant liability, and $340,287 of related party notes payable.    We had total liabilities of $317,743 as of September 30, 2013, consisting of current liabilities, which included $60,346 of accounts payable, $7,573 of accrued expenses, and $234,824 in amounts due to related parties.

We had a total stockholders’ deficit of $29,679,697 as of March 31, 2014, and an accumulated deficit as of March 31, 2014 of $30,389,928.

We used $252,270 of cash in operating activities for the six months ended March 31, 2014, which was attributable primarily to our net loss of $30,072,691, which was offset by $29,528,844 loss on settlement of stock, $175,856 in accretion of debt discounts, fair value of officer services of $15,000, common stock issued for services of $102,000, and net use in the change in operating assets and liabilities of $4,466.

We used $42,989 in investing activities for the six months ended March 31, 2014 for capital expenditures. Fixed assets were not placed into service until April 1, 2014.

We had $893,644  of net cash provided by financing activities in the six months ended March 31, 2014 consisting of $448,000 from convertible notes payable, $340,287 from related party notes payable, and $242,593 from related party convertible notes payable, offset by $137,236 of net repayments to related parties.

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

Based on  management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated a material weakness in the ability to process, recorded, and report financial information due to not having a separate individual serving as our Chief Financial Officer. We expect to remedy the material weakness during the quarter ending June 30, 2014 by hiring an accounting, finance, and SEC compliance expert to serve as our Chief Financial Officer.

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

Management, with the participation of its principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of Vape’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2014.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

On or about April 4, 2014, Cranshire Capital, LP, a private investment fund with its principal place of business in Northbrook, Illinois (“Cranshire”), filed an action against the Company in the Supreme Court of the State of New York, County of New York, Index No. 651059/2014. Cranshire alleged that it was a holder of various warrants issued by the Company back in May 2011, and that by reason of certain equity issuances made by the Company during 2013, the exercise and conversion prices in Cranshire’s warrants should have been reset. On April 16, 2014, Cranshire and the Company entered into a settlement and mutual release and Cranshire dismissed its action with prejudice. (See “NOTE 7 – COMMITMENTS AND CONTINGENCIES”).

Vape is not currently a party to, and none of its property is the subject of, any pending legal proceedings. To Vape’s knowledge, no governmental authority is contemplating any such proceedings.

Item 1A. Risk Factors

Vape is a smaller reporting company and is therefore not required to provide this information.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2014, the Company issued a 10% Convertible Note (the “10% Note”) to a third-party consultant (the “Holder”) in the principal amount of $100,000 for services rendered to the Company. (See “NOTE 5 – CONVERTIBLE NOTES PAYABLE”).

Beginning on February 11, 2014, the Company issued 6% Convertible Notes (the “6% Notes”) pursuant to subscription agreements to ten (10) accredited investors (the “Holders”) with the aggregate principal amount of $270,000.    (See “NOTE 5 – CONVERTIBLE NOTES PAYABLE”).

On February 18, 2014, the Company issued an 8% Convertible Note to Kyle Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $10,611.51 (the “Tracey Note”).    (See “NOTE 4 – RELATED PARTIES NOTES PAYABLE”).

On February 18, 2014, the Company issued 8% Convertible Notes to two third parties to cover outstanding accounts payable in the amount of $20,000.    (See “NOTE 5 – CONVERTIBLE NOTES PAYABLE”).

On March 17, 2014, the Company issued an 8% Convertible Note to Jerome Kaiser, former CEO, CFO and Director of the Company for past services rendered to the Company in the amount of $50,000 (the “Kaiser Note”). (See “NOTE 5 – CONVERTIBLE NOTES PAYABLE”).

On March 19, 2014, the Company issued an 8% Convertible Note to W-net Fund I, LP  in exchange for the contribution of capital to the Company in the amount of $198,000 (the “W-net Note”). (See “NOTE 5 – CONVERTIBLE NOTES PAYABLE”).

On March 27, 2014, the Company became committed to issue 500,000 shares of Series A Preferred Stock (“Series A Shares”) to HIVE Ceramics, LLC pursuant to the HIVE Asset Purchase. (See NOTE 1).

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

See Index of Exhibits commencing on page 24.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vape Holdings, Inc.
Registrant

Dated: May 20, 2014	/s/ Kyle Tracey
Kyle Tracey
Chief Executive Officer
(Principal Executive Officer)

Dated: May 20, 2014	/s/ Kyle Tracey
Kyle Tracey
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