Form 10-Q
period 2014-06-30
Vape Holdings, Inc.
filed 2014-08-19
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Number of shares of Common Stock outstanding at August 19, 2014:

Common Stock, par value $0.00001 per share	9,969,774
(Class)	(Number of Shares)

VAPE HOLDINGS INC.

(FORMERLY PEOPLESTRING CORPORATION)

FORM 10-Q

June 30, 2014

INDEX TO FORM 10-Q

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Consolidated Balance Sheets (unaudited) at June 30, 2014 and September 30, 2013	2
	Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2014 and 2013, and the Nine Months Ended June 30, 2014 and Period from March 26, 2013 (“Inception”) to June 30, 2013	3
	Consolidated Statements of Stockholder’s Deficit (unaudited) for the Nine months ended June 30, 2014	4
	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended June 30, 2014 and Period from March 26, 2013 (“Inception”) to June 30, 2013	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

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

VAPE HOLDINGS, INC.

(FORMERLY PEOPLESTRING CORPORATION)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash	$72,860	$568
Accounts receivable	24,865	-
Inventory	140,292	-
Prepaid inventory	212,608	-
Other current assets	76,359	-
Total current assets	526,984	568

Trademarks	116,000	-
Pending patents	12,245	-
TOTAL ASSETS	$655,229	$568

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$243,782	$60,346
Accrued expenses	99,124	7,573
Convertible notes payable, net of unamortized discount of $162,244 at June 30, 2014	314,089	-
Related party convertible notes payable, net of unamortized discount of $20,000 at June 30, 2014	70,000	-
Related party notes payable	12,828	234,824
Total current liabilities	739,823	302,743

Long term liabilities:
Convertible notes payable, long-term, net of unamortized discount of $22,841 at June 30, 2014	28,826	-
Related party convertible notes payable, long-term, net of unamortized discount of $49,743 at June 30, 2014	415,792	-
Related party notes payable, long-term	328,462	-
Accounts payable - related party	-	15,000
Settlement liabilities	9,063,196	-
Total liabilities	10,576,099	317,743

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.00001 par value - 100,000,000 authorized;
500,000 outstanding at June 30, 2014	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000 shares;
9,644,935 and 6,250,000 issued and outstanding, respectively	96	62
Additional paid-in capital	21,560,222	-
Accumulated deficit	(31,481,188)	(317,237)
Total stockholders' deficit	(9,920,870)	(317,175)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$655,229	$568

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

(FORMERLY PEOPLESTRING CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30		For the Nine Months Ended	For the Period from March 26, 2013 ("Inception") to
	2014	2013	June 30, 2014	June 30, 2013
Revenue	$361,781	$—	$392,540	$—

Cost of revenue	356,166	—	365,787	—

Gross profit	5,615	—	26,753	—

Operating expense:
Research and development	109,540	—	138,627	—
General and administrative [A]	1,058,660	90,771	1,266,511	90,771
Total operating expenses	1,168,200	90,771	1,405,138	90,771

Operating loss	(1,162,585)	(90,771)	(1,378,385)	(90,771)

Other expense:
Interest expense	112,812	—	164,471	—
Interest expense - related party	82,390	1,557	91,451	1,557
Loss of settlement of warrants	—	—	29,528,844	—

Total other expense, net	195,202	1,557	29,784,766	1,557

Loss before provision for income taxes	(1,357,787)	(92,328)	(31,163,151)	(92,328)

Provision for income taxes	800	—	800	—

Net loss	$(1,358,587)	$(92,328)	$(31,163,951)	$(92,328)

Weighted average shares - basic and diluted	8,490,049	6,250,000	7,059,138	6,250,000
Loss per common share - basic and diluted	$(0.17)	$(0.01)	$(4.41)	$(0.01)

[A] Stock-based compensation was $437,312 for the three and nine months ended June 30, 2014, and $0 for the period from March 26, 2013 (“Inception”) to June 30, 2013, respectively.

See notes to unaudited consolidated financial statements.

  VAPE HOLDINGS, INC.

(FORMERLY PEOPLESTRING CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2013 - Prior to merger	-	$-	4,684,537	$46	$-	$(317,237)	$(317,191)
Shares retained by PeopleString shareholders upon merger on September 30, 2013	-	-	1,565,463	16	-	-	16
Conversion of related party note payable	-	-	275,627	4	64,947	-	64,951
Fair value of officer services	-	-	-	-	15,000	-	15,000
Common stock issued for services	-	-	50,000	-	122,800	-	122,800
Discount on convertible note payable at 10%	-	-	-	-	84,375	-	84,375
Discount on convertible notes payable at 8%	-	-	-	-	158,402	-	158,402
Discount on convertible note payable at 6%	-	-	-	-	108,000	-	108,000
Discount on related party convertible note payable at 8%	-	-	-	-	100,770	-	100,770
Discount on related party convertible note payable at 6%	-	-	-	-	3,000	-	3,000
Common stock issued in connection with warrant settlement	-	-	3,542	-	98,822	-	98,822
Cashless exercise of warrants	-	-	3,065,766	30	20,366,794	-	20,366,824
Stock-based compensation - employees	-	-	-	-	326,812	-	326,812
Stock-based compensation - non employees	-	-	-	-	110,500	-	110,500
Issuance of preferred stock for HIVE asset acquisition	500,000	-	-	-	-	-	-
Net loss	-	-	-	-	-	(31,163,951)	(31,163,951)
Balance at June 30, 2014	500,000	$-	9,644,935	$96	$21,560,222	$(31,481,188)	$(9,920,870)

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

(FORMERLY PEOPLESTRING CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period from
	For the Nine Months Ended	March 26, 2013 ("Inception") to
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(31,163,951)	$(92,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discounts	199,715	-
Loss on settlement of warrants	29,528,844	-
Fair value of officer services	15,000	10,000
Common stock issues for services	122,800	-
Stock-based compensation	437,312	-
Changes in operating assets and liabilities:
Accounts receivable	(24,865)	-
Inventory	(352,900)	-
Other assets	23,641	20,000
Accounts payable	183,436	81,057
Accrued expenses	150,623	2,888
Net cash used in operating activities	(880,345)	(21,617)

Cash flows from investing activities:
Purchase of trademarks and pending patents	(128,245)	-
Net cash used in investing activities	(128,245)	-

Cash flows from financing activities:
Proceeds from issuances of convertible notes payable	428,000	-
Proceeds from issuances of related party convertible notes payable	324,419	-
Proceeds from issuances of related party notes payable	328,463	-
Net cash provided by financing activities	1,080,882	-

Net change in cash	72,292	21,617
Cash, beginning of period	568	-
Cash, end of period	$72,860	$21,617

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Conversion of related party notes payable	$64,951	$-
Issuance of convertible note payable for services	$100,000	$-
Issuance of convertible note payable for former officer services	$50,000	$-
Issuance of common stock in connection with warrant settlement	$98,822	$-

See notes to unaudited consolidated financial statements.

 VAPE HOLDINGS, INC.

(FORMERLY PEOPLESTRING CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF BUSINESS, RECENT ACQUISITIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Vape Holdings, Inc. (formerly PeopleString Corporation) (“Vape,” the “Company,” “we,” “us,” “our,” “our company”) is a holding company with its primary focus in the manufacturing and distribution of healthy and sustainable vaporization products. The Company has designed and recently began marketing and distributing ceramic vaporization products under a unique brand. The Company has introduced a nonporous, non-corrosive, chemically inert medical-grade ceramic vaporization element as a healthy, sustainable alternative to traditional titanium and quartz vaporization materials, as well as lower-grade ceramic found in traditional electronic cigarettes and vaporizers. This material can be used for a wide range of applications, including stand-alone vaporization products and "E-cigs." Electronic cigarettes come in a variety of designs ranging from those that look vastly like traditional cigarettes, to larger vaporizer units which are capable of vaporizing liquid with varying viscosity. The process of vaporization is believed to eliminate the smoke, tar, ash, and other byproducts of traditional smoking by utilizing lower temperatures in a controlled electronic environment.

HIVE Ceramics is the premier brand under the Vape umbrella. HIVE manufactures and distributes a proprietarily blended ceramic vaporization element for torched, electronic and portable vaporizers with countless design and product crossover capabilities in existing and emerging markets. HIVE is dedicated to bringing the healthiest and cleanest vaporization experience possible to the market. The HIVE product line currently consists of over 13 distinct ceramic elements, including the 2 piece domeless, domeless direct inject, and HIVE’s signature domeless elements covering 10mm, 14mm and 18mm applications as well as regular elements, the HIVE Flower Cup, the HIVE Carb Cap and the HIVE Stinger Dabber. The full HIVE product line is currently being manufactured and distributed and is available now.

The Company has recently expanded its distribution network to include several distributors throughout the United States, Canada, Europe and South America to pair with its existing e-commerce website at www.HiveCeramics.com and its wholesale authorized dealer network of over 1,100 authorized shops.

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

RECENT ACQUISITIONS

On September 30, 2013, the then PeopleString Corporation, and its wholly-owned subsidiary, RewardString Corporation (“RewardString”), and Vape Holdings, Inc., a Nevada corporation (the “Private Company”), closed a Merger and Reorganization Agreement whereby the Private Company merged with RewardString, with the Private Company being the surviving entity (the “Merger”). The Private Company shareholders represented approximately 74.95% of the total issued and outstanding common stock of the merged company.

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

Vape commenced revenue generating operations late in the three month period ended March 31, 2014.

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

HIVE Ceramics Asset Purchase

On February 28, 2014, the Company entered into an Asset Purchase Agreement (the “Agreement”) with HIVE Ceramics, LLC (“HIVE”) whereby the Company agreed to acquire all right, title and interest to the HIVE vaporization product line and related intellectual property in exchange for the issuance of 500,000 shares of Series A Preferred Stock ( the “Series A Shares”) to HIVE.  The Transaction formally closed on March 27, 2014.

HIVE had been in development of a ceramic product line for use in the vaporization market. The development of this initial product line was completed in 2014. No sales of this product line were made prior to the acquisition of the HIVE product on March 27, 2014.

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

During the nine months ended June 30, 2014, and as of June 30, 2014, the Company accrued wages and taxes of $18,446 and $34,523 for Mr. Cook and Mr. Tracey, respectively.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. The current results are not an indication of the full year.

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

REVENUE RECOGNITION

The Company recognizes revenues from product sales when (a) persuasive evidence that an agreement exists; (b) the products have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenue is recorded when sales orders are shipped.

INVENTORY

Inventory is valued at the lower of cost or market, as determined primarily by the average cost inventory method, and are stated using the first-in, first-out (FIFO) method. Management will record a provision for loss for obsolete or slow moving inventory to reduce carrying amounts to net realizable value.

We purchase product sourced from China which we are required to pay 50% upon placing the order. Amounts paid for products, which have not been received, are recorded as prepaid inventory. There are no amounts paid which are in dispute or otherwise in which we may not recover the recorded value.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and that have alternative future uses, both in research and development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, research and development costs include the research and development expenses related to prototypes of the Company’s products. During the three and nine months ended June 30, 2014, research and development costs were $109,540 and $138,627, respectively.

PER-SHARE INFORMATION

Basic per-share information includes the weighted average shares outstanding during the periods. Dilutive per-share information includes shares available under convertible notes, options and warrants, to the extent these are not anti-dilutive.

The following is a summary of outstanding securities that would have been included in the calculation of diluted shares outstanding since the exercise prices did not exceed the average market value of the Company’s common stock if the Company generated net income for the three and nine months ended June 30, 2014:

	For the Three Months Ended	For the Nine Months Ended
	June 30,	June 30,
	2014	2014
Series A Preferred stock	5,000,000	5,000,000
Common stock options	642,400	780,976
Common stock warrants	30,701	18,804
Convertible notes	901,228	901,228
	6,562,432	6,712,905

The Company would have excluded 125,000 options from the computation for the periods presented, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

CONVERTIBLE DEBT

Convertible debt is accounted for under the guidelines established by Accounting Standards Codification (“ASC”) 470-20 “Debt with Conversion and Other Options”. ASC 470-20 governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting (explained below) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt.  Many of the conversion features embedded in the Company's convertible notes are variable and are adjusted based on a discount to market prices which could cause an unlimited number of common stock to be issued.  The management and board of directors currently have the ability to authorize additional shares of common stock primarily through their super voting rights under the Series A Preferred stock (See “NOTE 5 – CONVERTIBLE NOTES PAYABLE”).

When applicable, the Company calculates the fair value of warrants and conversion features issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718 “Compensation – Stock Compensation”, except that the contractual life of the warrant or conversion feature is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.  If the fair value exceeds the carrying value of the debt, an immediate charge to operations is recorded by management.  Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations. Currently no instruments are being recorded as such.

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

NOTE 2. GOING CONCERN

Vape’s financial statements reflect losses and net cash used in operations of $880,345. The Company also has a working capital deficit. These matters raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for the new operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding.  Vape’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

NOTE 3. ACCRUED EXPENSES

The following is a summary of accrued expenses as of June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
Accrued interest	$13,296	$-
Accrued interest - related party	18,258	7,573
Accrued wages and taxes	66,774	-
Other	796	-
	$99,124	$7,573

NOTE 4. RELATED PARTY NOTES PAYABLE

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013.  This payable was converted into a note payable on December 7, 2013.  The note payable bears interest of 6% per annum with a maturity date of December 1, 2016.

On December 7, 2013, the Company issued a note payable to a shareholder of the Company in the amount of $23,462 for monies previously borrowed from shareholder.  The note is unsecured and bears interest of 6% per annum and matures on December 1, 2016.

On May 12, 2014, the Company issued a note payable to its President, Joe Andreae in the amount of $40,000 for monies previously borrowed during the three and six months ended March 31, 2014 (the “Andreae Note”).  The note is unsecured and bears interest of 6% per annum and matures on May 1, 2016.

See NOTE 1 regarding a $250,000 note payable to HIVE.

During the three and nine months ended June 30, 2014, the Company had recorded $4,637 and $5,522 of interest expense related to these notes, respectively.

On August 11, 2014, the Company issued a 6% note payable to its President, Joe Andreae, for monies borrowed from Mr. Andreae to cover outstanding accounts payable in the amount of $12,827.71 (the “Andreae Note II”). Per the terms of the Andreae Note II, the original principal balance is $12,827.71, and is not secured by any collateral or any assets pledged to the holder. The maturity date is November 30, 2014, and the annual rate of interest is six percent (6%). The monies were funded during the three and nine months ended June 30, 2014.

RELATED PARTY CONVERTIBLE NOTES PAYABLE

On October 16, 2013, the Company issued an 8% Convertible Note to a shareholder (“8% Note I”), in exchange for $2,420 which the Company received on April 15, 2013.  Per the terms of 8% Note I, the original principal balance was $2,420, and was not secured by any collateral or any assets pledged to the holder. The maturity date was April 15, 2015. Subject to certain limitations, the holder, at its sole discretion, could convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for 8% Note I was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). The note was converted on December 23, 2013 into 3,990 shares.  We recorded a discount totaling $968 related to the beneficial conversion feature embedded in the note upon issuance.  Such amount was fully accreted to interest expense during the three months ended December 31, 2013 due to the conversion, together with accrued interest of $150.

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

On October 16, 2013, the Company issued an 8% Convertible Note to a shareholder (“8% Note III”) (collectively, the “8% Notes), in exchange for $180,940 which the Company received on March 5, 2013. Per the terms of 8% Note III, the original principal balance is $180,940, and is not secured by any collateral or any assets pledged to the holder. The maturity date is March 5, 2015, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for 8% Note III is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $72,376 related to the beneficial conversion feature embedded in the note upon issuance. We amortized $13,571 and $40,712 of the discount to interest expense during the three and nine months ended June 30, 2014, respectively.

On February 18, 2014, the Company issued an 8% Convertible Note to Kyle Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $10,612 (the “Tracey Note”). Per the terms of the Tracey Note, the original principal balance is $10,612, and is not secured by any collateral or any assets pledged to the holder. The maturity date is February 18, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $4,245 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $531 and $884 of the discount to interest expense during the three and nine months ended June 30, 2014, respectively.

On May 12, 2014, the Company issued an 8% Convertible Note to Kyle Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $11,042 (the “Tracey Note II”). Per the terms of the Tracey Note II, the original principal balance is $11,042, and is not secured by any collateral or any assets pledged to the holder. The maturity date is May 12, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note II is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We amortized $368 and $368 of the discount to interest expense during the three and nine months ended June 30, 2014, respectively.

On May 12, 2014, the Company issued an 8% Convertible Note to its Director of Business Development, Michael Cook, for monies borrowed from Mr. Cook to cover outstanding accounts payable in the amount of $11,825 (the “Cook Note”). Per the terms of the Cook Note, the original principal balance is $11,825, and is not secured by any collateral or any assets pledged to the holder. The maturity date is May 12, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Cook Note is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We amortized $394 and $394 of the discount to interest expense during the three and nine months ended June 30, 2014, respectively.

On August 11, 2014, the Company issued a second 8% Convertible Note to Mr. Cook for monies borrowed from Mr. Cook to cover outstanding accounts payable in the amount of $15, 115 (the “Cook Note II”). Per the terms of the Cook Note II, the original principal balance is $15,115, and is not secured by any collateral or any assets pledged to the holder. The maturity date is August 11 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Cook Note II is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). The monies were funded during the three and nine months ended June 30, 2014.

On August 11, 2014, the Company issued an 8% Convertible Note to Mr. Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $216,001 (the “Tracey Note III”). Per the terms of the Tracey Note III, the original principal balance is $216,001, and is not secured by any collateral or any assets pledged to the holder. The maturity date is August 11, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note III is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). The monies were funded during the three and nine months ended June 30, 2014.

NOTE 5. CONVERTIBLE NOTES PAYABLE

On January 31, 2014, the Company issued a 10% Convertible Note (the “10% Note”) to a third-party consultant (the “Holder”) in the principal amount of $100,000 for services rendered to the Company. The 10% Note is not secured by any collateral or any assets pledged to the Holder. The maturity date is January 31, 2015 and the annual rate of interest is ten percent (10%). Subject to certain limitations, the Holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the 10% Note is $2.00 per share. We recorded a discount totaling $84,375 related to the beneficial conversion feature embedded in the note upon issuance. We amortized $21,094 and $35,156 of the discount to interest expense during the three and nine months ended June 30, 2014, respectively. See Note 10 for subsequent conversion. As a result, $21,159 related to this note, net of unamortized discount of $21,159 has been classified as long-term convertible notes, payable.

Beginning on February 11, 2014, the Company issued 6% Convertible Notes (the “6% Notes”) pursuant to subscription agreements to ten (10) accredited investors (the “Holders”) with the aggregate principal amount of $270,000, of which $40,000 is from Kyle Tracey recorded as a related party convertible note payable. The 6% Notes are not secured by any collateral or any assets pledged to the Holders. The maturity dates are from February 28, 2015 to March 31, 2015, and the annual rate of interest is six percent (6%). Subject to certain limitations, the Holders can, at their sole discretion, convert the outstanding and unpaid principal and interest of their notes into fully paid and nonassessable shares of the Company’s common stock. The conversion price of these 6% Notes is the average of the fifteen (15) lowest daily VWAP’s occurring during the twenty (20) consecutive trading days immediately preceding the date each Holder elects convert all of their 6% Note minus a discount of 40%. In no event will the conversion price be less than $3.00 per share or greater than $8.00 per share. The Company had a preexisting relationship with each of the Holders, and no general solicitation or advertising was used in connection with the issuance of the 6% Notes. Excluding the 6% note to Kyle Tracey, we recorded a discount totaling $92,000 related to the beneficial conversion feature embedded in the notes upon issuance. Excluding the 6% note to Kyle Tracey, we amortized $23,000 and $35,333 of the discount to interest expense during the three and nine months ended June 30, 2014, respectively. We recorded a discount totaling $16,000 related to the beneficial conversion feature embedded in the 6% note to Kyle Tracey upon issuance. We amortized $2,667 and $2,667 of the discount to interest expense during the three and nine months ended June 30, 2014, respectively. See Note 10 for subsequent conversion of $10,000 related to these notes. As a result, $7,667 related to these notes, net of unamortized discount of $2,333 has been classified as long-term convertible notes, payable.

On March 17, 2014, the Company issued an 8% Convertible Note to Jerome Kaiser, former CEO, CFO and Director of the Company for services rendered to the Company in the amount of $50,000 (the “Kaiser Note”) which was charged to expense during the three months March 31, 2014. Per the terms of the Kaiser Note, the principal balance is $50,000, and is not secured by any collateral or any assets pledged to the holders. The maturity date is March 17, 2015, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at his sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Kaiser Note is the market closing price of the market day immediately preceding the date of conversion minus twenty percent (20%). We recorded a discount totaling $10,000 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $2,500 and $3,333 of the discount to interest expense during the three and nine months ended June 30, 2014, respectively.

On March 19, 2014, the Company issued an 8% Convertible Note to W-net Fund I, LP in exchange for the contribution of capital to the Company in the amount of $198,000 (the “W-net Note”). Per the terms of the W-net Note, the principal balance is $198,000, and is not secured by any collateral or any assets pledged to the holder. The maturity date is November 19, 2014 and interest accrues at 8% per annum. Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the W-net Note is eighty percent (80%) of the average of the three (3) lowest daily closing bid prices (the 3 lowest prices will be calculated on a VWAP basis) occurring during the ten (10) consecutive Trading Days immediately preceding the applicable conversion date on which the holder elects to convert. In no event shall the conversion price be less than $5.50 or greater than $11.00. We recorded a discount totaling $158,400 related to the beneficial conversion feature embedded in the notes upon issuance. On June 2, 2014, the W-net Note was assigned in its entirety to a third party free of any liens or encumbrances. We amortized $59,400 and $79,200 of the discount to interest expense during the three and nine months ended June 30, 2014, respectively.

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

CONVERTIBLE NOTES PAYABLE, LONG-TERM

On February 18, 2014, the Company issued 8% Convertible Notes to two third parties to cover outstanding accounts payable in the amount of $20,000.  Per the terms of the notes, the aggregate principal balance is $20,000, and is not secured by any collateral or any assets pledged to the holders. The maturity date is February 18, 2016, and the annual rate of interest is eight percent (8%).  Subject to certain limitations, the holders can, at their sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the notes is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $8,000 related to the beneficial conversion feature embedded in the notes upon issuance.  We amortized $1,000 and $1,667 of the discount to interest expense during the three and nine months ended June 30, 2014, respectively.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

On March 27, 2014, the Company entered into an Executive Employment Agreement with Kyle Tracey (the “Tracey Agreement”) pursuant to which we engaged Mr. Tracey to provide executive services as our Chief Executive Officer for a period of two (2) years. Mr. Tracey shall receive an annual salary of $120,000, he shall be eligible for any benefits made generally available by the Company, he shall be eligible to receive any bonuses made generally available by the Company, and he shall be reimbursed for any reasonable expenses incurred while performing his duties as the Company’s Chief Executive Officer. Additionally, Mr. Tracey is entitled to receive severance in the form of salary continuation of his base salary for the remainder of the two year employment term if terminated without cause plus the issuance of 5% of the Company’s common stock on a fully diluted basis.

Additionally, on June 28, 2014, Mr. Tracey was granted 190,000 stock options pursuant to the Company’s 2014 Incentive and Nonstatutory Stock Option Plan which was disclosed on a Current Report on Form 8-K filed on July 3, 2014. The stock options were granted at an exercise price of $1.66 which was equal to the fair market value of one share of the Company’s common stock on the date of grant.

On March 27, 2014, the Company entered into an Executive Employment Agreement with Michael Cook (the “Cook Agreement”) pursuant to which we engaged Mr. Cook to provide executive services as our Director of Business Development for a period of two (2) years. Mr. Cook shall receive an annual salary of $80,000, he shall be eligible for any benefits made generally available by the Company, he shall be eligible to receive any bonuses made generally available by the Company, and he shall be reimbursed for any reasonable expenses incurred while performing his duties as the Company’s Director of Business Development. Additionally, Mr. Cook is entitled to receive severance equal to six (6) months base salary if terminated without cause by the Company.

Additionally, on June 28, 2014, Mr. Cook was granted 100,000 stock options pursuant to the Company’s 2014 Incentive and Nonstatutory Stock Option Plan which was disclosed on a Current Report on Form 8-K filed on July 3, 2014. The stock options were granted at an exercise price of $1.66 which was equal to the fair market value of one share of the Company’s common stock on the date of grant.

On April 21, 2014 , the Company entered into an Executive Employment Agreement with Joe Andreae (the “Andreae Agreement”) pursuant to which we engaged Mr. Andreae to provide executive services as our President for a period of two (2) years. Mr. Andreae shall receive an annual salary of $75,000, he shall be eligible for any benefits made generally available by the Company, he shall be eligible to receive any bonuses made generally available by the Company, and he shall be reimbursed for any reasonable expenses incurred while performing his duties as the Company’s President. Additionally, Mr. Andreae is entitled to receive severance equal to six (6) months base salary if terminated without cause by the Company.

Mr. Andreae is also eligible to participate in the Company’s stock option plan. On June 28, 2014, Mr. Andreae was granted 190,000 stock options pursuant to the Company’s 2014 Incentive and Nonstatutory Stock Option Plan which was disclosed on a Current Report on Form 8-K filed on July 3, 2014. The stock options were granted at an exercise price of $1.66 which was equal to the fair market value of one share of the Company’s common stock on the date of grant (see Note 8).

On June 25, 2014, the Company entered into an Executive Employment Agreement with Allan Viernes (the “Viernes Agreement”) pursuant to which we engaged Mr. Viernes to provide executive services as our Chief Financial Officer for a period of one (1) year. Mr. Viernes shall receive a monthly salary of $4,000, he shall be eligible for any benefits made generally available by the Company, he shall be eligible to receive any bonuses made generally available by the Company, and he shall be reimbursed for any reasonable expenses incurred while performing his duties as the Company’s Chief Financial Officer. Mr. Viernes and/or the Company may terminate the Viernes Agreement at any time upon thirty (30) days written notice.

SETTLEMENT LIABILITIES

On or about April 4, 2014, Cranshire Capital, LP, a private investment fund with its principal place of business in Northbrook, Illinois (“Cranshire”), filed a lawsuit against the Company.  Cranshire alleged that it was a holder of various warrants to purchase common stock ("Warrant Shares") issued by the Company back in May 2011, and that by reason of certain equity issuances made by the Company, the exercise and conversion prices in Cranshire’s warrants should have been reset. Specifically, Cranshire alleged that the warrants contained “full ratchet anti-dilution provisions” whereby certain “subsequent equity sales” made by the Company at any time after 2011 below the exercise price on the warrants resulted in Cranshire’s exercise price adjusting down to the same price at which the equity was issued.  In addition, a corresponding increase in the Warrant Shares issuable resulted from the adjustment to maintain the aggregate value of the warrants.

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

Upon learning of the settlements with Cranshire and Iroquois, the Warberg WF I, LP and related entities (collectively, the “Warberg Entities”) disputed their original exercise which resulted in 3,542 shares issued to them

On April 22, 2014, the Company entered into a settlement agreement with the Warberg Entities. Pursuant to the settlement agreement, the Company agreed to issue an aggregate of 356,415 shares of the Company’s common stock in the aggregate to the settling holders upon partial exercise of their warrant positions pursuant to exercise notices previously submitted by them. An additional 378,855 Warrant Shares remained outstanding to be exercised by the settling holders in the future at their election. Warrants Shares of 3,992,800 were cancelled as a result of the settlement.

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

On May 14, 2014, Cranshire was issued an additional 99,538 shares of common stock of the Company pursuant to a notice of exercise in full of a warrant that was assigned to Cranshire from an unsettled warrant holder. A total of 3,620 Warrant Shares were cancelled as a result of the conversion and no further Warrant Shares were outstanding in connection with this assignment.

On May 27, 2014, Cranshire was issued an additional 195,359 shares of common stock of the Company pursuant to a notice of exercise of a warrant in full that was assigned to Cranshire from an unsettled warrant holder. A total of 10,956 Warrant Shares were cancelled as a result of the conversion and no further Warrant Shares were outstanding in connection with this assignment.

On June 4, 2014, an unsettled warrant holder was issued 344,456 shares of common stock of the Company pursuant to a partial notice of cashless exercise. A total of 21,044 Warrant Shares were cancelled as a result of the conversion.

On June 12, 2014 the same warrant holder was issued 373,576 shares of common stock of the Company pursuant to notice of exercise in full of the remainder of its warrant position. A total of 28,468 Warrant Shares were cancelled as a result of the conversion. Following this exercise, the warrant holder had zero warrants outstanding.

As a result of the settlements, the exercise price of the Warrants decreased from $28.00 per share to $0.114 per share and the Warrants outstanding increased from 34,200 to 8,400,000. Each of the above Warrant conversions occurred at the same $0.114 per share price. As of the time of this filing, the Company has issued 3,069,308 shares of common stock to its warrant holders at $0.114 per share as a result of the above warrant exercises and has cancelled 4,080,561 Warrants via settlement and/or cashless exercise. An additional 1,250,131 Warrants remain outstanding and unexercised.

The Company recorded the estimated settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the three and six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices discussed above.  As of June 30, 2014, the estimated settlement liability is $9,063,196. Management has recorded the amounts settled to additional paid-in capital in proportion to the total estimated settlement liability.

NOTE 8. STOCKHOLDERS’ DEFICIT

COMMON STOCK

On November 27, 2013, the board of directors and shareholders approved an increase in the authorized number of shares of common and preferred stock which may be issued by the Company to 1,000,000,000 shares and 100,000,000 shares, respectively.  On December 3, 2013, the certificate of amendment was filed with the Secretary of State of Delaware to reflect the increase in authorized.

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

On June 19, 2014, the Company formally issued the 500,000 Series A Shares to HIVE.

The value ascribed to the Series A Shares was based on the historical costs of the assets acquired on March 27, 2014 from HIVE since the transfer of assets was made among entities under common control.

COMMON STOCK ISSUED FOR SERVICES

On June 6, 2014, the Company entered into an agreement to issue 20,000 shares of its common stock to a consultant as compensation for investor relations services for a period of six (6) months valued at $29,600 at the date of issuance and $41,600 as of June 30, 2014. Per the terms of the agreement, 10,000 shares vest immediately, 5,000 shares vest after ninety (90) days, and 5,000 shares vest after one hundred days. The fair value of the stock vested and recorded during the three and nine months ended June 30, 2014 was $20,800. The shares were issued on August 8, 2014, but are reflected as outstanding as of June 30, 2014.

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

The table below summarizes the Company’s warrant activity during the nine month period ended June 30, 2014:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at September 30, 2013	8,400,000	$28.00	2.6	$-
Warrants Issued	-	-
Warrants Exercised	(3,069,308)	$0.114
Cancelled/forfeited/expired	(4,080,561)	$0.114
Warrants outstanding at June 30, 2014	1,250,131	$0.114	1.9	$9,332,342

OPTIONS

On June 27, 2014, the Company authorized the “2014 Incentive and Nonstatutory Stock Option Plan” (the “Plan”) whereby a maximum of 2,000,000 shares of the Company’s common stock could be granted in the form of incentive and nonstatutory stock options. If any shares of common stock subject to an award under the Plan are forfeited, expire, are settled for cash or are tendered by the participant or withheld by us to satisfy any tax withholding obligation, then, in each case, the shares subject to the award may be used again for awards under the Plan to the extent of the forfeiture, expiration, cash settlement or withholding.  The stock option awards issuable under the Plan can be made up of any combination of incentive and nonstatutory stock options.  The stock options will be granted at fair market value on the date of grant and will vest as directed by the Board of Directors.  Incentive stock options are available to employees only whereas nonstatutory stock options are available to independent contractors and consultants of the Company.

On June 27, 2014, concurrent with the formal adoption of the Plan, the Company’s Board of Directors granted a total of 1,000,000 stock options to certain employees, consultants and/or independent contractors of the Company (the “Option Grant”). The Option Grant includes options to purchase 520,000 shares granted to employees, consultants and/or independent contractors of the Company that are not executive officers.  In addition, the Board determined that executive officer Michael Cook, Director of Business Development, should receive options to purchase 100,000 shares and that Kyle Tracey, Chief Executive Officer and Chairman, and Joe Andreae, President and member of the Board, should receive options to purchase 190,000 shares each.  The options were granted at the market price of the Company’s common stock at close of business ($1.66 per share) on June 27, 2014, pursuant to the Company’s standard form stock option agreements under the Plan.  The options vest 25% at grant and 25% each subsequent six (6) months from the date of grant. The aggregate value of the 1,000,000 options on the grant date was $1,660,000 and the amount expensed upon the grant date was $415,000 as result of 250,000 options immediately vested. On June 30, 2014 an additional $22,312 was expensed due to the revaluing 212,5000 non-employee options.

The description of the incentive and nonstatutory stock options herein is qualified in its entirety by reference to the full text of the Form of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement, which are attached as Exhibits 10.2 and 10.3, respectively, to the Current Report on Form 8-K filed with the SEC on July 3, 2014.

The following weighted average variables were used in the Black Scholes model for all option issuances valued during the nine months ended June 30, 2014:

Stock Price at Grant Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
$1.66	–%	$1.66	2.54%	400%	10.0

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, codified into ASC 505.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

During the three and nine months ended June 30, 2014, the Company recorded $437,312 of non-cash “stock options expense” related to the options issued/granted in June 2014. There was no such expense in the same period during fiscal year 2013.

Option activity during the nine months ended June 30, 2014, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at September 30, 2013	125,000	$13.20	2.3	$-
Options granted	1,000,000	$1.66
Options exercised	-	$-
Options cancelled/forfeited/expired	-	$-
Options outstanding at June 30, 2014	1,125,000	$2.94	8.9	$5,919.091
Options exercisable at June 30, 2014	130,556	$12.71	0.9	$32,884

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

TRADEMARKS

On March 27, 2014, the Company and Stone Arch Studio, LLC entered into a Trademark Assignment Agreement whereby the Company acquired all right, title, priority and interest to the HIVE trademark U.S. Registration No. 44513069 as registered with the U.S. Patent and Trade Office (“USPTO”). This acquisition further protects the Company’s HIVE Ceramics brand vaporization line. As of June 30, 2014, the Company has capitalized $116,000 in costs related to the trademarks.

In addition, the Company has filed for trademark protection with the USPTO on several additional trademarks and tradenames to be utilized by the Company in the future as the marks register.

PATENTS

On March 27, 2014, the Company formally closed its acquisition of the patent pending HIVE Ceramics vaporization technology. The Company has already begun exploiting this technology and intends to prosecute the patent application to completion. As of June 30, 2014, the Company has capitalized $12,245 in costs related to the pending patents.

The Company also has been in discussions to acquire additional patented technology from third parties to further grow and develop its branded product lines in the vaporization market.

NOTE 10. SUBSEQUENT EVENTS

Conversion of 10% Convertible Note Payable

On July 10, 2014, a holder of the Company’s 10% Convertible Note (See “NOTE 5 – CONVERTIBLE NOTES PAYABLE”) converted principal of $41,667 and outstanding accrued and unpaid interest of $345 into 21,006 shares of the Company’s common stock at a per share conversion price of $2.00, which is in accordance with the terms of the convertible note payable. The conversion of the 10% Note was in full satisfaction of the note payable.

Conversion of 8% Convertible Note Payable

On July 16, 2014, a holder of the Company’s 8% Convertible Note (See “NOTE 5 – CONVERTIBLE NOTES PAYABLE”) converted principal of $180,940 and outstanding accrued and unpaid interest of $19,750 into 296,003 shares of the Company’s common stock at a per share conversion price of $0.678, which is in accordance with the terms of the convertible note payable. The conversion of the 8% Note III was in full satisfaction of the note payable.

Conversion of 6% Convertible Note Payable

On July 28, 2014, a holder of the Company’s 6% Convertible Notes (See “NOTE 5 – CONVERTIBLE NOTES PAYABLE”) converted principal of $10,000 and outstanding accrued and unpaid interest of $251.51 into 7,830 shares of the Company’s common stock at a per share conversion price of $1.31, which is in accordance with the terms of the convertible note payable. The conversion of this 6% Note was in full satisfaction of the note payable as to this holder.

Additional Option Grant Under 2014 Stock Option Plan

On July 28, 2014, the Company granted 25,000 nonstatutory stock options to a consultant pursuant to the Company’s 2014 Incentive and Nonstatutory Stock Option Plan. The options were granted at an exercise price of $2.14 which was equal to the fair market value of one share of the Company’s common stock on the date of grant.

Related Party Note Payable

On August 11, 2014, the Company issued a 6% note payable to its President, Joe Andreae, for monies borrowed from Mr. Andreae to cover outstanding accounts payable in the amount of $12,828 (the “Andreae Note”). Per the terms of the Andreae Note, the original principal balance is $12,828, and is not secured by any collateral or any assets pledged to the holder. The maturity date is November 30, 2014, and the annual rate of interest is six percent (6%). The monies were funded during the three and nine months ended June 30, 2014.

Related Party Convertible Notes Payable

On August 11, 2014, the Company issued a second 8% Convertible Note to Mr. Cook for monies borrowed from Mr. Cook to cover outstanding accounts payable in the amount of $15,115 (the “Cook Note II”). Per the terms of the Cook Note II, the original principal balance is $15,115, and is not secured by any collateral or any assets pledged to the holder. The maturity date is August 11 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Cook Note II is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%).

On August 11, 2014, the Company issued an 8% Convertible Note to Mr. Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $216,001 (the “Tracey Note III”). Per the terms of the Tracey Note III, the original principal balance is $216,001, and is not secured by any collateral or any assets pledged to the holder. The maturity date is August 11, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note III is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%).

Expansion of Distribution Channels

On August 4, 2014, the Company announced distribution relationships with several distributors throughout the United States, Canada, Europe and South America.

The Company partnered with GotVape.com for the U.S. distribution of its HIVE Ceramics product line. GotVape.com, founded back in 2001, is an industry leading Vaporizer Health Network, boasting the top online vaporizer retail site in the world as well as an expansive nationwide wholesale distribution chain.

The Company has also partnered with European distributor DNA Genetics and their new South American distribution company, Pure DNA, to distribute HIVE products throughout their respective markets.  DNA Genetics is a world-renowned name in cannabis genetics with a global reach and trusted brand poised to assist the Company with its expansion into the emerging European and South American markets.

Additional distributor relationships were finalized to distribute HIVE products throughout Canada. West Coast Gifts (http://westcoastgifts.ca), based in Vancouver, Canada, has an excellent reputation as one of the longest-running distributors of nationally recognized brands of vaporizers and related accessories in Canada. Puff Pipes (http://www.puffpipes.ca), also based in Vancouver, Canada, is one of Canada's leading suppliers of high quality glass works for over 20 years.

The Company has also expanded its wholesale authorized dealer network to over 1,100 authorized shops nationwide.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has provided below information about Vape’s financial condition and results of operations for the three and nine months ended June 30, 2014 and 2013 and period from March 26, 2013 (“Inception) to June 30, 2013. This information should be read in conjunction with Vape’s unaudited consolidated financial statements for the three and nine months ended June 30, 2014, including the related notes thereto, which begin on page 1 of this report. These unaudited consolidated financial statements should be read with the year-end financial statements and notes thereto included in Form 8-K/A for the period ended September 30, 2013 of the Company filed on December 16, 2013, as well as the PeopleString Corporation Form 10-K for the year ended December 31, 2012. The following discussion and analysis contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements.

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

Overview

General

Vape Holdings, Inc. (formerly PeopleString Corporation) (“Vape,” the “Company,” “we,” “us,” “our,” “our company”) is a holding company with its primary focus in the manufacturing and distribution of healthy and sustainable vaporization products. The Company has designed, and recently began marketing, and distributing ceramic vaporization products under a unique brand. The Company has also introduced a nonporous, non-corrosive, chemically inert medical-grade ceramic vaporization element as a healthy, sustainable alternative to traditional titanium and quartz vaporization materials, as well as lower-grade ceramic found in traditional electronic cigarettes and vaporizers. This material can be used for a wide range of applications, including stand-alone vaporization products and "E-cigs." Electronic cigarettes come in a variety of designs ranging from those that look vastly like traditional cigarettes, to larger vaporizer units which are capable of vaporizing liquid with varying viscosity.    The process of vaporization is believed to eliminate the smoke, tar, ash, and other byproducts of traditional smoking by utilizing lower temperatures in a controlled electronic environment.

HIVE Ceramics is the premier brand under the Vape umbrella. HIVE manufactures and distributes a proprietarily blended ceramic vaporization element for torched, electronic and portable vaporizer with countless design and product crossover capabilities in existing and emerging markets. HIVE is dedicated to bringing the healthiest and cleanest vaporization experience possible to the market. The HIVE product line currently consists of over 13 distinct ceramic elements, including 2 piece domeless, domeless direct inject, and HIVE’s signature domeless elements covering 10mm, 14mm and 18mm applications as well as regular elements, the HIVE Flower Cup, the HIVE Carb Cap and the HIVE Stinger Dabber. The full HIVE product line is currently being manufactured and distributed and is available now.

The Company has recently expanded its distribution network to include several distributors throughout the United States, Canada, Europe and South America to pair with its existing e-commerce website at www.HiveCeramics.com and its wholesale authorized dealer network of over 1,100 authorized shops.

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

Distribution Channels

HIVECERAMICS.COM is the Company’s e-commerce site for its premier HIVE Ceramics product line. A beta version of the e-commerce site was successfully launched in April 2014 with a limited product line and no paid or formal advertising. The e-commerce site has since become fully operational since July 1, 2014 with a full product line and is taking orders daily with same or next day shipping available direct to the consumer on all orders.

The Company’s AUTHORIZED DEALER NETWORK has grown to over 1,100 authorized shops for the Company’s wholesale distribution platform. The Company and its principals have relied on their industry reputation and contacts to rapidly expand this vast wholesale distribution network in a matter of months. The Company has already funneled the HIVE Ceramics product line through these channels and anticipates parlaying this expansive network into the success of future product lines and related ventures.

GOTVAPE.COM is an Orange County, California based online distributor that boasts the top online vaporizer retail site in the world and sells a full range of vaporization products for shipment nationwide. The Company has partnered with GotVape.com for the U.S. distribution of its HIVE Ceramics product line through its expansive nationwide distribution chain.

DNA GENETICS is a world-renowned name in cannabis genetics with a global reach and trusted brand poised to assist the Company with its expansion into the emerging European markets. DNA Genetics will serve as the Company’s European distributor assisting the Company in reaching the European market from its base in Amsterdam.

PURE DNA is DNA Genetics’ South American distributor based in Chile which will partner with the Company to distribute HIVE products throughout the South American Market. Pure DNA is backed by DNA Genetics’ brand which can be found throughout the world.

PUFF PIPES is a Vancouver, B.C. Canada based distributor and one of two Canadian distributors partnering with the Company to blanket the Canadian market. Puff Pipes is one of Canada's leading suppliers of high quality glass works for over 20 years and a trusted name in the vaporizer industry.

WEST COAST GIFTS is also based in Vancouver, B.C. Canada and is known for having an excellent reputation as one of the longest-running distributors of nationally recognized brands of vaporizers and related accessories in Canada

Competition

Vape’s brands and retail and online distributions channels compete for customers and sales with many different companies and products that are competitive today and likely to be even more competitive in the future. Accordingly, it is essential that Vape and its premier HIVE Ceramics brand product line continue to innovate, expand, develop and refine its product and the underlying value offered to consumers. Competition in the retail and wholesale vaporizer and e-cigarette industries is significant as competing shops, manufacturers and distributors continually open.

The competition for the Company’s premier HIVE Ceramics product line, which offers a nonporous, non-corrosive, chemically inert medical-grade ceramic vaporization element that can be used for a range of applications exists in the form of traditional quartz and titanium vaporization products and other lesser grade ceramic vaporizers.

With regard to our company’s size relative to its competition, that is difficult to gauge as most of our competition is privately held and does not publicly report their earnings. We do know of several competitors who own and operate larger online retail vaporizer and e-cigarette stores than we currently do, but, like our Company, many are in their initial stages of development and are focusing on different areas of this industry.

While our management believes that we have the opportunity to be an innovative group of industry professionals focused on providing the most relevant and effective products to our consumers, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to maintain significant levels of revenues, or recognize net income, from the sale of our products and services.

Intellectual Property and Proprietary Rights

Our intellectual property consists of our brands and their related trademarks and websites, expansive customer lists and affiliations, product know-how and technology and related marketing intangibles plus our pending patent applications on our ceramic vaporizer line of products.

The Company intends to prosecute all of its pending patent applications to completions as well as its current and planned brand names for which the Company has applied for federal trademark protection.

We have a policy of entering into confidentiality and non-disclosure agreements with our employees and some of our vendors and customers as we deem necessary. These agreements and policies are intended to protect our intellectual property, but we cannot ensure that these agreements or the other steps we have taken to protect our intellectual property will be sufficient to prevent theft, unauthorized use or adverse infringement claims. We cannot prevent piracy of our methods and features, and we cannot fully determine the extent to which our methods and features are being pirated.

Employees

As of June 30, 2014, we had 8 employees . Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. We consider our relationship with our employees to be positive.

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

COMMITMENTS AND CONTINGENCIES

The Company recorded the estimated settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the three and six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices discussed above.  As of June 30, 2014, the estimated settlement liability is $9,063,196. Management has recorded the amounts settled to additional paid-in capital in proportion to the total estimated settlement liability.

PREFERRED STOCK

On April 1, 2014, the Board formally approved the filing of a Preferred Stock Designation in connection with the commitment of 500,000 Series A Shares to HIVE Ceramics, LLC on March 27, 2014 pursuant to its authority to issue blank check preferred stock as provided in the Company’s Certificate of Incorporation.  Per the Certificate of Designation (the “Designation”), there are 100,000,000 shares of preferred stock authorized by the Company’s Certificate of Incorporation. The Company is authorized to commit 500,000 shares of Series A pursuant to the Designation.  As provided in the Designation (and as set forth in the HIVE Asset Purchase Agreement), Series A Shares are entitled to vote at a 15-1 ratio to Common Stock and are convertible on a maximum 10 for one basis into Common Stock. (See NOTE 1 re HIVE Ceramics Asset Purchase). The acquisition of HIVE assets was not considered a business combination and was consummated under common control of the Company’s Chief Executive officer and therefore the carryover basis of the assets was assigned to the Preferred Stock.  The parties to the acquisition of HIVE closed the transaction on March 27, 2014. On June 19, 2014, the Company formally issued the 500,000 Series A Shares to HIVE.

Results of Operations

The results of operations information below provides details on net loss and general and administrative expenses. General and administrative expenses provide details on continuing operations and include items such as management compensation, SEC compliance, insurance, office and other general expenses.

For the Three Months Ended June 30, 2014 and 2013

Net Loss.  For the three months ended June 30, 2014 and 2013, net loss was $1,358,587 and $92,328, respectively.

Revenue. For the three months ended June 30, 2014 and 2013, revenue was $361,781 and $0, respectively.

Cost of Revenue. For the three months ended June 30, 2014 and 2013, cost of revenue was $356,166 and $0, respectively. Cost of revenue in 2014 includes product costs of approximately $203,000, freight of $37,000, labeling and packaging of $103,000, quality assurance of $4,000, product insurance of $2,000, and warehouse costs of $3,000.

Gross Profit. For the three months ended June 30, 2014 and 2013, gross profit was $5,615 or 2% and $0 and 0%, respectively.

General and administrative.  General and administrative expenses for the three months ended June 30, 2014 and 2013 were $1,058,660 and $90,771. In 2014, it mostly consisted of approximately $131,000 of advertising and marketing, $47,000 of investor relations, $113,000 of payroll and taxes, $23,000 of accounting fees, and $437,000 of stock based compensation related to options. In 2013, it consisted of approximately $58,000 of legal and professional fees, $15,000 of travel expenses, and $10,000 of wages.

Research and Development. During the three months ended June 30, 2014 and 2013, we incurred $109,540 and $0, respectively in research and development costs.

Interest expense. Interest expense of $112,812 was recorded towards the notes and convertible notes payable and $82,390 towards the related party notes payable and related party convertible notes payable, during the three months ended June 30, 2014. In 2013, interest expense on related party convertible notes payable was $1,557.

For the Nine Months Ended June 30, 2014 and Period From March 26, 2013 (“Inception”) to June 30, 2013

Net Loss. For the nine months ended June 30, 2014 and 2013, net loss was $31,163,951 and $92,328, respectively.

Revenue. For the nine months ended June 30, 2014 and 2013, revenue was $392,540 revenue and $0, respectively.

Cost of Revenue. For the nine months ended June 30, 2014 and 2013, cost of revenue was $365,787 and $0, respectively. Cost of revenue includes product costs of approximately $213,000, freight of $37,000, labeling and packaging of $106,000, quality assurance of $4,000, product insurance of $2,000, and warehouse costs of $3,000.

Gross Profit. For the nine months ended June 30, 2014 and the period from March 26, 2013 (“Inception”) to June 30, 2013, gross profit was $26,753 or 7% and $0 and 0%, respectively.

General and administrative.  General and administrative expenses for the nine months ended June 30, 2014 and 2013 were $1,266,511 and $0. It mostly consisted of approximately $164,000 of advertising and marketing, $65,000 of investor relations, $248,000 of payroll and taxes, $78,000 of accounting fees, and $437,000 of stock based compensation related to options. In 2013, it consisted of approximately 58,000 of legal and professional fees, $15,000 of travel expenses, and $10,000 of wages.

Research and Development. During the three months ended June 30, 2014 and 2013, we incurred $138,627 and $0, respectively, in research and development costs.

Interest expense. Interest expense of $164,471 was recorded towards the notes and convertible notes payable and $91,451 towards the related party notes payable and related party convertible notes payable during the nine months ended June 30, 2014. During the three months ended June 30, 2014. In 2013, interest expense on related party convertible notes payable was $1,557.

Other expense. During the nine months ended June 30, 2014, we incurred a loss on settlement of stock related to warrant settlements of $29,528,844.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $72,860 and a working capital deficit of $212,839 as compared to cash of $568 and a working capital deficit of $302,175 as of September 30, 2013.

We have total liabilities of $10,576,099 as of June 30, 2014, consisting of current liabilities which consisted of $243,782 of accounts payable, $99,124 of accrued expenses, $314,089 of convertible notes payable, $70,000 of related party convertible notes payable, and $12,828 of related party notes payable, and long-term liabilities of $415,792 of convertible notes payable, $28,826 of convertible notes payable, $328,462 of related party convertible notes payable, and $9,063,196 of warrant liability. We had total liabilities of $317,743 as of September 30, 2013, consisting of current liabilities, which included $60,346 of accounts payable, $7,573 of accrued expenses, and $234,824 in amounts due to related parties.

We had a total stockholders’ deficit of $9,920,870 as of June 30, 2014, and an accumulated deficit as of June 30, 2014 of $31,481,188.

We used $880,345 of cash in operating activities for the nine months ended June 30, 2014, which was attributable primarily to our net loss of $31,163,951, which was offset by $29,528,844 loss on settlement of warrants, $199,715 in accretion of debt discounts, fair value of officer services of $15,000, common stock issued for services of $122,800, stock-based compensation of $437,312, and net use in the change in operating assets and liabilities of $20,065. During the period from March 26, 2013 (“Inception”) to June 30, 2013, cash of $21,617 was provided by operating activities, which was primarily attributable to our net loss of $92,328, which was offset by $10,000 in fair value of officer services, and net provided by the change in operating assets and liabilities of $103,945.

We used $128,245 of cash in investing activities for the nine months ended June 30, 2014 consisting of $116,000 of trademarks and $12,245 of pending patents. In 2013, there were no investing activities.

We had $1,080,882 of net cash provided by financing activities in the nine months ended June 30, 2014 consisting of $428,000 from convertible notes payable, $324,419 from related party convertible notes payable, and $328,463 from related party convertible notes payable. In 2013, there were no financing activities.

Since we have limited liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and expand our operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to raise additional capital from conventional sources, including increases in related party and non-related party loans and/or additional sales of stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above.  Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern.

Notwithstanding, we anticipate generating losses and therefore may be unable to continue operations in the future. We anticipate that we will require additional capital in order to grow our business by increasing headcount and our budget for 2014. We may use a combination of equity and/or debt instruments to funds our growth strategy or enter into a strategic arrangement with a third party.

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

Based on  management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2014, we evaluated a material weakness in the ability to process, recorded, and report financial information due to not having a separate individual serving as our Chief Financial Officer. We remedied the material weakness during the quarter ended June 30, 2014 by hiring an accounting, finance, and SEC compliance expert to serve as our Chief Financial Officer.

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

During the quarter ended June 30, 2014, we added a Chief Financial Officer as discussed above.

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

Management, with the participation of its principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of Vape’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2014.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

On or about April 4, 2014, Cranshire Capital, LP, a private investment fund with its principal place of business in Northbrook, Illinois (“Cranshire”), filed an action against the Company in the Supreme Court of the State of New York, County of New York, Index No. 651059/2014. Cranshire alleged that it was a holder of various warrants issued by the Company back in May 2011, and that by reason of certain equity issuances made by the Company, the exercise and conversion prices in Cranshire’s warrants should have been reset. On April 16, 2014, Cranshire and the Company entered into a settlement and mutual release and Cranshire dismissed its action with prejudice. (See “NOTE 7 – COMMITMENTS AND CONTINGENCIES”).

Vape is not currently a party to, and none of its property is the subject of, any pending legal proceedings. To Vape’s knowledge, no governmental authority is contemplating any such proceedings.

Item 1A. Risk Factors

Vape is a smaller reporting company and is therefore not required to provide this information.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2014, the Company, entered into separate settlement agreements with Cranshire and another warrant holder, Iroquois Master Fund, Ltd. (“Iroquois”).  Pursuant to the settlement agreements, the Company agreed to issue an aggregate of 583,427 shares of the Company’s common stock to the settling holders upon partial exercise of their warrant positions pursuant to exercise notices previously submitted by them.  An additional 337,626 Warrant Shares remain outstanding and may be exercised by the settling holders in the future at their election.  The Company and the settling holders provided mutual general releases. (See “NOTE 7 – COMMITMENTS AND CONTINGENCIES”).

On April 22, 2014, the Company entered into a settlement agreement with the Warberg Entities. Pursuant to the settlement agreement, the Company agreed to issue an aggregate of 356,415 shares of the Company’s common stock in the aggregate to the settling holders upon partial exercise of their warrant positions pursuant to exercise notices previously submitted by them. An additional 378,855 Warrant Shares remained outstanding to be exercised by the settling holders in the future at their election. Warrants Shares of 3,992,800 were cancelled as a result of the settlement. (See “NOTE 7 – COMMITMENTS AND CONTINGENCIES”).

On April 24, 2014, the Company entered into a settlement agreement with Sphinx Trading, LP (“Sphinx”).  Pursuant to the settlement agreement, the Company agreed to issue an aggregate of 481,569 shares of the Company’s common stock to the settling holder upon partial exercise of its warrants pursuant to exercise notices previously submitted by it.    An additional 100 Warrant Shares remain outstanding and may be exercised by the settling holder in the future at its election. Warrants Shares of 9,559 were cancelled as a result of the settlement. (See “NOTE 7 – COMMITMENTS AND CONTINGENCIES”).

On April 24, 2014, Cranshire was issued an additional 262,523 shares of common stock of the Company pursuant to a notice of exercise of their outstanding, but unissued warrants as set forth in its settlement agreement with the Company. Following this exercise Cranshire has 2,000 warrants outstanding. Warrants Shares of 5,211 were cancelled as a result of the settlement. (See “NOTE 7 – COMMITMENTS AND CONTINGENCIES”).

On April 28, 2014, the Warberg Entities were issued an additional 368,903 shares of common stock of the Company pursuant to a notice of exercise in full of their outstanding, but unissued warrants as set forth in their settlement agreement with the Company. Following this exercise, the Warberg Entities had zero warrants outstanding. Warrants Shares of 9,952 were cancelled as a result of the settlement. (See “NOTE 7 – COMMITMENTS AND CONTINGENCIES”).

On May 12, 2014, the Company issued an 8% Convertible Note to Kyle Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $11,042 (the “Tracey Note II”).   Per the terms of the Tracey Note II, the original principal balance is $11,042, and is not secured by any collateral or any assets pledged to the holder. The maturity date is May 12, 2016, and the annual rate of interest is eight percent (8%).    Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note II is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). (See “NOTE 4 – RELATED PARTIES NOTES PAYABLE”).

On May 12, 2014, the Company issued an 8% Convertible Note to its Director of Business Development, Michael Cook for monies borrowed from Mr. Cook to cover outstanding accounts payable in the amount of $11,825 (the “Cook Note”).    Per the terms of the Cook Note, the original principal balance is $11,825, and is not secured by any collateral or any assets pledged to the holder. The maturity date is May 12, 2016, and the annual rate of interest is eight percent (8%).    Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Cook Note is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). These monies were funded to the Company during the three and six months ended March 31, 2014. (See “NOTE 4 – RELATED PARTIES NOTES PAYABLE”).

On May 14, 2014, Cranshire was issued an additional 99,538 shares of common stock of the Company pursuant to a notice of exercise in full of a warrant that was assigned to Cranshire from an unsettled warrant holder. A total of 3,620Warrant Shares were cancelled as a result of the conversion and no further Warrant Shares were outstanding in connection with this assignment. (See “NOTE 7 – COMMITMENTS AND CONTINGENCIES”).

On May 27, 2014, Cranshire was issued an additional 195,359 shares of common stock of the Company pursuant to a notice of exercise of a warrant in full that was assigned to Cranshire from an unsettled warrant holder. A total of 10,956 Warrant Shares were cancelled as a result of the conversion and no further Warrant Shares were outstanding in connection with this assignment. (See “NOTE 7 – COMMITMENTS AND CONTINGENCIES”).

On June 4, 2014, an unsettled warrant holder was issued 344,456 shares of common stock of the Company pursuant to a partial notice of cashless exercise. A total of 21,044 Warrant Shares were cancelled as a result of the conversion. (See “NOTE 7 – COMMITMENTS AND CONTINGENCIES”).

On June 12, 2014 the same warrant holder was issued 373,576 shares of common stock of the Company pursuant to notice of exercise in full of the remainder of its warrant position. A total of 28,468 Warrant Shares were cancelled as a result of the conversion. Following this exercise, the warrant holder had zero warrants outstanding. (See “NOTE 7 – COMMITMENTS AND CONTINGENCIES”).

On June 19, 2014, the Company issued 500,000 shares of Series A Preferred Stock (“Series A Shares”) to HIVE Ceramics, LLC pursuant to the HIVE Asset Purchase. (See NOTE 1).

In connection with the above stock sales (excluding the warrant exercises), we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). We had or one of our affiliates had a prior business relationship with each of the purchasers, and no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

In connection with the above warrant exercises, such equity issuances are exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act.

Item 3.    Defaults Upon Senior Securities

 None.

Item 4.    Mine Safety Disclosures

 Not Applicable.

Item 5.    Other Information

 None.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Executive Employment Agreement by and between the Company and Joe Andreae, dated April 21, 2014.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

Vape Holdings, Inc.
Registrant

Dated: August 19, 2014	/s/ Kyle Tracey
Kyle Tracey
Chief Executive Officer
(Principal Executive Officer)

Dated: August 19, 2014	/s/ Allan Viernes
Allan Viernes
Chief Financial Officer
(Principal Financial and Accounting Officer)

