Form 10-K
period 2014-09-30
Vape Holdings, Inc.
filed 2014-12-29
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒   Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission File Number 333-163290

VAPE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0436540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21822 Lassen Street, Suite A, Chatsworth, CA 91311

(Address of principal executive offices) (Zip Code)

(877) 827-3959

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At December 26, 2014, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on OTCQB on December 26, 2014 was $0.90.

At December 26, 2014, there were 10,849,789 shares of the Registrant’s common stock outstanding.

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

VAPE HOLDINGS INC.

(FORMERLY PEOPLESTRING CORPORATION)

PART I

Item 1.        Business

Background

On August 9, 2013, PeopleString Corporation, and its wholly-owned subsidiary, RewardString Corporation (“RewardString”), and Vape Holdings, Inc., a Nevada corporation (the “Private Company”), entered into a Merger and Reorganization Agreement (the “Agreement”) whereby the Private Company merged with RewardString, with the Private Company being the surviving entity (the “Merger”). In consideration for the merger, the shareholders of the Private Company received a total of approximately 4,684,538   shares of common stock of the merged company on a pro rata basis in exchange for 8,875 shares of the Private Company’s common stock, representing 100% of the outstanding common stock of the Private Company. The total shares of the merged company issued on a pro rata basis to the Private Company shareholders represented approximately 74.95% of the total issued and outstanding common stock of the merged company.

The merger among PeopleString, RewardString and the Private Company was accounted for as a reverse acquisition and change in reporting entity, whereby the Private Company was the accounting acquirer.    The Merger was accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations”, whereby the estimated purchase was allocated to tangible net assets acquired based upon preliminary fair values at the date of acquisition.    Accordingly, the assets and liabilities of PeopleString and RewardString were recorded at fair value; the assets of PeopleString Corporation were not significant.    The historical results of operations and cash flows of the Private Company are being reported beginning in the quarter ended December 31, 2013 in this Quarterly Report.    The Merger closed on September 30, 2013.   On September 30, 2013, the Company approved a change in fiscal year end of the Company from December 31st to September 30th.    The Company’s decision to change the fiscal year end was related to the Merger. Following such change, the date of the Company’s next fiscal year end is September 30, 2014.

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

HIVE Ceramics

‘HIVE Ceramics’ is the premier brand under the Vape umbrella. HIVE manufactures and distributes a proprietarily blended ceramic vaporization element for torched, electronic and portable vaporizer with countless design and product crossover capabilities in existing and emerging markets. HIVE is dedicated to bringing the healthiest and cleanest vaporization experience possible to the market. The HIVE product line currently consists of over 13 distinct ceramic elements, including 2 piece domeless, domeless direct inject, and HIVE’s signature domeless elements covering 10mm, 14mm and 18mm applications as well as regular elements, the HIVE Flower Cup, the HIVE Carb Cap and the HIVE Stinger Dabber. The full HIVE product line is currently being manufactured and distributed and is available now.

 The Company has recently expanded its distribution network to include several distributors throughout the United States, Canada, Europe and South America to pair with its existing e-commerce website at www.HiveCeramics.com and its wholesale authorized dealer network of over 1,100 authorized shops.

HIVE Glass

The Company has recently launched ‘HIVE Glass’. HIVE Glass is Vape’s newest line of products under the HIVE brand name. The HIVE GLASS line is precision made using state of the art manufacturing processes and techniques, and exclusively uses German Schott glass and fittings through all production phases. The aim with HIVE Glass is to create an affordable, high quality glass product that is both aesthetically pleasing and a highly functional vaporization product. Vape’s existing customer base and distribution network will be the catalyst for expansion of this new HIVE product line.

HIVE Supply

Vape has also announced the launch of ‘HIVE Supply’ coming in early 2015. HIVE Supply is a packaging and sourcing division of Vape designed to serve as a competitively priced, comprehensive “one-stop shop” for all medical and recreational marijuana packaging needs. As with all of Vape’s products, HIVE Supply will operate in full compliance with all federal laws and the laws of each individual state in which it does business. HIVE Supply will focus on providing much-needed support to legal cannabis businesses in regards to sourcing consumer products, brand management and marketing services.

THE HIVE Retail Store and Gallery

In connection with its launch of HIVE Supply and HIVE Glass, the Company plans to open ‘THE HIVE’ retail store and gallery in Los Angeles; an end-user experience to showcase the complete line of HIVE Ceramics and HIVE Glass products, while introducing HIVE Supply and all the new products being tested and developed through each vertical.

Distribution Channels

HIVECERAMICS.COM is the Company’s e-commerce site for its premier HIVE Ceramics product line. The website will also be used in connection with the Company’s new HIVE Glass product line. A beta version of the e-commerce site was successfully launched in April 2014 with a limited product line and no paid or formal advertising. The e-commerce site has since become fully operational since July 1, 2014 with a full product line and is taking orders daily with same or next day shipping available direct to the consumer on all orders.

The Company’s AUTHORIZED DEALER NETWORK has grown to over 1,100 authorized shops for the Company’s wholesale distribution platform. The Company and its principals have relied on their industry reputation and contacts to rapidly expand this vast wholesale distribution network in a matter of months. The Company has already funneled the HIVE Ceramics product line through these channels and anticipates parlaying this expansive network into the success of future product lines and related ventures, including the HIVE Glass line.

GOTVAPE.COM is an Orange County, California based online distributor that boasts the top online vaporizer retail site in the world and sells a full range of vaporization products for shipment nationwide. The Company has partnered with GotVape.com for the U.S. distribution of its HIVE product lines through its expansive nationwide distribution chain.

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

Vape’s brands and retail and online distributions channels compete for customers and sales with many different companies and products that are competitive today and likely to be even more competitive in the future. Accordingly, it is essential that Vape and its HIVE brand product lines continue to innovate, expand, develop and refine its product and the underlying value offered to consumers. Competition in the retail and wholesale vaporizer and e-cigarette industries is significant as competing shops, manufacturers and distributors continually open.

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

Employees

As of September 30, 2014, we had 8 employees. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. We consider our relationship with our employees to be positive.

Item 1A.     Risk Factors

Vape is a smaller reporting company and is therefore not required to provide this information.

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

As of September 30, 2014, the Company leases a 1,500 square foot office in Chatsworth, California and a 1,000 square foot warehouse in Canoga Park, California.

Item 3.        Legal Proceedings

Vape is not currently a party to, and none of its property is the subject of, any pending legal proceedings. To Vape’s knowledge, no governmental authority is contemplating any such proceedings.

Item 4.        Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock commenced quotation on the OTCQB under the trading symbol “VAPE” on January 8, 2014. Our common stock is currently quoted on OTCQB. The closing price of our common stock on September 30, 2014 was $2.08 per share. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the OTCQB. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

From the Year Ended September 30, 2014	High		Low
First Quarter	$	N/A	$	N/A
Second Quarter		$35.90		$4.70
Third Quarter		$18.00		$1.13
Fourth Quarter		$3.10		$1.45

The OTCQB is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.

Holders

As of September 30, 2014, the approximate number of registered holders of our common stock was 82. As of September 30, 2014, the number of outstanding shares of our common stock was 10,032,436; there were 1,184,727 shares of common stock subject to outstanding warrants, and there were 1,150,000 shares of common stock subject to outstanding stock options.

Dividends

No dividends were declared on Vape’s common stock in the year ended September 30, 2014 and the period from March 26, 2013 (“Inception”) to September 30, 2013, and it is anticipated that cash dividends will not be declared on Vape’s common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Details of Issuance of Shares of Our Common Stock in Connection with Investor Relation Services

On January 31, 2014, the Company entered into an agreement to issue a 10% convertible promissory note to a consultant as compensation for investor relations services for a period of up to one (1) year. The agreement was terminated after five (5) months. On July 10, 2014, the holder converted principal of $41,667 and outstanding accrued and unpaid interest of $345 into 21,006 shares of the Company’s common stock at a per share conversion price of $2.00, which is in accordance with the terms of the convertible note payable. The conversion of the 10% Note was in full satisfaction of the note payable. See Note 4 for terms of the 10% Note.

On June 6, 2014, the Company entered into an agreement to issue 20,000 shares of its common stock to a consultant as compensation for investor relations services for a period of six (6) months valued at $29,600 at the date of issuance and $41,600 as of September 30, 2014. Per the terms of the agreement, 10,000 shares vest immediately, 5,000 shares vest after ninety (90) days, and 5,000 shares vest after one hundred days. The 20,000 shares were formally issued on August 4, 2014. The fair value of the stock vested and recorded during the year ended September 30, 2014 was $31,200.

2014 Equity Incentive Plan

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

On June 27, 2014, concurrent with the formal adoption of the Plan, the Company’s Board of Directors granted a total of 1,000,000 stock options to certain employees, consultants and/or independent contractors of the Company (the “Option Grant”). The Option Grant includes options to purchase 520,000 shares granted to employees, consultants and/or independent contractors of the Company that are not executive officers.  In addition, the Board determined that executive officer Michael Cook, Director of Business Development, should receive options to purchase 100,000 shares and that Kyle Tracey, Chief Executive Officer and Chairman, and Joe Andreae, President and member of the Board, should receive options to purchase 190,000 shares each. The options were granted at the market price of the Company’s common stock at close of business ($1.66 per share) on June 27, 2014, pursuant to the Company’s standard form stock option agreements under the Plan.  The options vest 25% at grant and 25% each subsequent six (6) months from the date of grant. The aggregate value of the 1,000,000 options on the grant date was $1,660,000 and the amount expensed upon the grant date was $415,000 as result of 250,000 options immediately vested. During the year ended September 30, 2014 an additional $22,312 was expensed due to the revaluing 212,500 non-employee options.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2014, there were options to purchase 1,025,000 shares of common stock issued under the 2014 Plan and 125,000 shares of common stock issued under the 2009 Plan. The number of stock options outstanding under the Plans, the weighted-average exercise price of outstanding stock options, and the number of securities remaining available for issuance as of September 30, 2014 were as follows:

2014 EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2009 Plan	125,000	$13.20	-
2014 Plan	1,025,000	$1.67	975,000
Total	1,150,000	$2.92	975,000

Recent Sales of Unregistered Securities

On July 16, 2014, a noteholder was issued 296,003 shares of common stock pursuant to a notice of conversion of an 8% convertible promissory note. See Note 5 for terms of the 8% Note III.

On July 28, 0214, a noteholder was issued 7,830 shares of common stock pursuant to a notice of conversion of a note issued pursuant to a private placement transaction. See Note 4 for terms of the 6% Notes.

On August 21, 2014, a warrant holder was issued 62,662 shares of common stock pursuant to a notice of conversion of an existing warrant. See Note 7 for terms of the warrant.

Item 6.       Selected Financial Data

Vape is a smaller reporting company and is therefore not required to provide this information.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is intended to provide information about Vape’s financial condition and results of operations for the year ended September 30, 2014 and period from March 26, 2013 (“Inception”) to September 30, 2013. This information should be read in conjunction with Vape’s audited consolidated financial statements for the year the period from March 26, 2013 (“Inception”) to September 30, 2013 and year ended September 30, 2014, which begin on page F-2 of this report. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes, or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Some of the factors that may cause results to differ are described in the forward-looking statements cautionary language on page two of this report.

Background

On August 9, 2013, PeopleString Corporation, and its wholly-owned subsidiary, RewardString Corporation (“RewardString”), and Vape Holdings, Inc., a Nevada corporation (the “Private Company”), entered into a Merger and Reorganization Agreement (the “Agreement”) whereby the Private Company merged with RewardString, with the Private Company being the surviving entity (the “Merger”). In consideration for the merger, the shareholders of the Private Company received a total of approximately 4,684,538   shares of common stock of the merged company on a pro rata basis in exchange for 8,875 shares of the Private Company’s common stock, representing 100% of the outstanding common stock of the Private Company. The total shares of the merged company issued on a pro rata basis to the Private Company shareholders represented approximately 74.95% of the total issued and outstanding common stock of the merged company.

The merger among PeopleString, RewardString and the Private Company was accounted for as a reverse acquisition and change in reporting entity, whereby the Private Company was the accounting acquirer.    The Merger was accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations”, whereby the estimated purchase was allocated to tangible net assets acquired based upon preliminary fair values at the date of acquisition.    Accordingly, the assets and liabilities of PeopleString and RewardString were recorded at fair value; the assets of PeopleString Corporation were not significant.    The historical results of operations and cash flows of the Private Company are being reported beginning in the quarter ended December 31, 2013 in this Quarterly Report.    The Merger closed on September 30, 2013.   On September 30, 2013, the Company approved a change in fiscal year end of the Company from December 31st to September 30th.    The Company’s decision to change the fiscal year end was related to the Merger.

On March 27, 2014, the Company formally closed its asset purchase of the HIVE Ceramics LLC ("HIVE") vaporization product and related intellectual property and has begun distributing the HIVE products through various wholesale distribution channels.  HIVE had been in development of a ceramic product for use in the vaporization market.  The development for one product line was completed in 2014.  No sales of this product line were made prior to Vape’s acquisition of the HIVE ceramic product line on March 27, 2014.  We determined that HIVE's assets acquired were not deemed a business prior to being acquired by the Company under Rule 11-01(d) of Regulation S-X since there were no significant revenue activities.

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

The Company has recently launched ‘HIVE Glass’. HIVE Glass is Vape’s newest line of products under the HIVE brand name. The HIVE GLASS line is precision made using state of the art manufacturing processes and techniques, and exclusively uses German Schott glass and fittings through all production phases. The aim with HIVE Glass is to create an affordable, high quality glass product that is both aesthetically pleasing and a highly functional vaporization product. Vape’s existing customer base and distribution network will be the catalyst for expansion of this new HIVE product line.

Vape has also announced the launch of ‘HIVE Supply’ coming in early 2015. HIVE Supply is a packaging and sourcing division of Vape designed to serve as a competitively priced, comprehensive “one-stop shop” for all medical and recreational marijuana packaging needs. As with all of Vape’s products, HIVE Supply will operate in full compliance with all federal laws and the laws of each individual state in which it does business. HIVE Supply will focus on providing much-needed support to legal cannabis businesses in regards to sourcing consumer products, brand management and marketing services.

In connection with its launch of HIVE Supply and HIVE Glass, the Company plans to open ‘THE HIVE’ retail store and gallery in Los Angeles; an end-user experience to showcase the complete line of HIVE Ceramics and HIVE Glass products, while introducing HIVE Supply and all the new products being tested and developed through each vertical.

The Company has recently expanded its distribution network to include several distributors throughout the United States, Canada, Europe and South America to pair with its existing e-commerce website at www.HiveCeramics.com and its wholesale authorized dealer network of over 1,100 authorized shops.

Vape also plans to leverage its management team’s vast experience in the legal cannabis concentrate industry to provide management, consulting, branding, real estate and compliant packaging solutions to lawfully operating participants in the legal cannabis industry. Although the Company plans to provide services to the industry, it does not grow, transport, harvest, or sell cannabis. Furthermore, it does not currently maintain an ownership interest in any extraction laboratories or concentrate facilities. As for its real estate services, the Company plans to hold properties in strategic locations deemed to be susceptible for large scale manufacturing and extraction of concentrates. The company plans to provide property management and leasing services to legally compliant legal cannabis facilities. Vape management has extensive experience operating in the legal cannabis concentrate industry and knowledge of the ever-changing legal hurdles that legal concentrate manufacturers face. The Company plans to provide guidance and expertise to assist in the development of standardized labs, processes and packaging. To that end, the Company plans to work closely with the leaders in cultivation, extraction and lab testing in the most relevant markets to form a positive working group to set the standard for how these products are made, packaged and responsibly advertised. Vape plans to forge strategic relationships in the legal concentrate industry, develop intellectual property and standardize the build-out and process of concentrate manufacturing facilities. Vape has already begun deploying management and consultants into areas of interest to evaluate opportunities in this rapidly growing industry.

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

Critical Accounting Policies

Vape’s discussion and analysis of financial condition and results of operations are based upon Vape’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited consolidated financial statements requires Vape to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Vape evaluated its estimates, including but not limited to those related to such items as costs to complete performance contracts, accruals, depreciable/useful lives, revenue recognition and valuation allowances for deferred tax assets. Vape based its estimates on historical experience and on various other assumptions that were believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that were not readily apparent from other sources. Actual results could differ from those estimates.

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

REVENUE RECOGNITION

The Company recognizes revenues from product sales when (a) persuasive evidence that an agreement exists; (b) the products have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured.  Sales tax is charged on retail sales in in the applicable district. Products are warrantied 24 hours of delivery if they are damaged during the shipping.

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

COMMITMENTS AND CONTINGENCIES

The Company recorded the estimated settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the three and six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices discussed above.  As of September 30, 2014, the estimated settlement liability is $2,464,232. Management has recorded the amounts settled to additional paid-in capital in proportion to the total estimated settlement liability.

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

For the Year Ended September 30, 2014 and Period From March 26, 2013 (“Inception”) to September 30, 2013

Net Loss. For the year ended September 30, 2014 and period from March 26, 2013 (“Inception”) to September 30, 2013, net loss was $25,063,658 and $101,483, respectively.

Net Sales. For the year ended September 30, 2014 and period from March 26, 2013 (“Inception”) to September 30, 2013, net sales were $841,724 and $0, respectively.

Cost of Sales. For the year ended September 30, 2014 and period from March 26, 2013 (“Inception”) to September 30, 2013, cost of sales were $458,387 and $0, respectively. Cost of sales includes product costs of approximately $227,000, freight of $79,000, packaging and labeling of $98,000, quality assurance of $25,000, product insurance of $5,000, tooling depreciation expense of $16,000, and warehouse costs of $9,000

Gross Profit. For the year ended September 30, 2014 and period from March 26, 2013 (“Inception”) to September 30, 2013, gross profit was $383,337 or 46% and $0 and 0%, respectively.

Sales and Marketing.  Sales and marketing expenses for the year ended September 30, 2014 and period from March 26, 2013 (“Inception”) to September 30, 2013, were $219,891 and $0, respectively. It mostly consisted of approximately $92,000 of trade show expenses, $32,000 of promotional items, $21,000 of outside sales expense, $26,000 of E-commerce costs, and $12,000 of public relations.

Research and Development. During the year ended September 30, 2014 and period from March 26, 2013 (“Inception”) to September 30, 2013, we incurred $45,757 and $0, respectively, in research and development costs.

General and administrative.  General and administrative expenses for the year ended September 30, 2014 and period from March 26, 2013 (“Inception”) to September 30, 2013, were $1,315,710 and $93,910, respectively. It mostly consisted of approximately $97,000 of investor relations and filing fees, $359,000 of payroll and taxes, $98,000 of accounting fees, and $114,000 of legal fees, $58,000 of office expense, $41,000 of bank and credit card processing fees, and $53,000 of travel expenses. In 2013, it consisted of approximately $30,000 of legal and professional fees, $16,000 of travel expenses, and $30,000 of wages. During the year ended September 30, 2014 and period from March 26, 2013 (“Inception”) to September 30, 2013 it also included stock-based compensation related to options were $450,501 and $0, respectively. It consisted of approximately $327,000 of options related to employees and $124,000 related to non-employees in 2014.

Interest expense. Interest expense of $241,065 was recorded towards the notes and convertible notes payable and $219,714 towards the related party notes payable and related party convertible notes payable during the year ended September 30, 2014. In 2013, interest expense on related party convertible notes payable was $7,573.

Other expense. During the year ended September 30, 2014, we incurred a loss on settlement of stock related to warrant settlements of $23,404,058.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $48,370 and a working capital deficit of $36,138 as compared to cash of $568 and a working capital deficit of $302,175 as of September 30, 2013.

We have total liabilities of $3,802,237 as of September 30, 2014, consisting of current liabilities which consisted of $216,388 of accounts payable, $169,513 of accrued expenses, $187,667 of convertible notes payable, $45,832 of related party convertible notes payable, and long-term liabilities of $178,200 convertible notes payable, $199,115 of related party convertible notes payable, $341,290 of related party notes payable, and $2,464,232 of warrant liability. We had total liabilities of $317,743 as of September 30, 2013, consisting of current liabilities, which included $60,346 of accounts payable, $7,573 of accrued expenses, and $234,824 in amounts due to related parties.

We had a total stockholders’ deficit of $2,978,133 as of September 30, 2014, and an accumulated deficit as of September 30, 2014 of $25,380,895.

We used $980,003 of cash in operating activities for the year ended September 30, 2014, which was attributable primarily to our net loss of $25,063,658, which was offset by $23,404,058 loss on settlement of warrants, $366,431 in accretion of debt discounts, fair value in excess of stock issued for conversion of notes payable of $1,323, fair value in excess of stock issued for conversion of related party notes payable of $44,239, fair value of officer services of $15,000, common stock issued for services of $133,200, stock-based compensation of $450,501, and net use in the change in operating assets and liabilities of $347,275. During the period from March 26, 2013 (“Inception”) to September 30, 2013, cash of $21,617 was provided by operating activities, which was primarily attributable to our net loss of $101,483, which was offset by $30,000 in fair value of officer services, and net provided by the change in operating assets and liabilities of $85,527.

We used $257,020 of cash in investing activities for the year ended September 30, 2014 consisting of $122,555 of capital expenditures and $134,465 for trademarks and pending patents. In 2013, there were no investing activities.

We had $1,284,825 of net cash provided by financing activities during the year ended September 30, 2014 consisting of $438,000 from convertible notes payable, $505,535 from related party convertible notes payable, and $341,290 from related party convertible notes payable. In 2013, there were no financing activities.

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

Notwithstanding, we anticipate generating losses and therefore may be unable to continue operations in the future. We anticipate that we will require additional capital in order to grow our business by increasing headcount and our budget for 2015. We may use a combination of equity and/or debt instruments to funds our growth strategy or enter into a strategic arrangement with a third party.

Related Party Notes Payable Repayments

On May 12, 2014, the Company issued a note payable to its President, Joe Andreae in the amount of $40,000 for monies previously borrowed during the six months ended March 31, 2014 (the “Andreae Note”).  The note is unsecured and bears interest of 6% per annum and matures on May 1, 2016. On December 4, 2014, the Company repaid the principal balance of $40,000 and accrued interest of $1,348. See Note 5 to the financial statements.

On August 11, 2014, the Company issued a 6% note payable to its President, Joe Andreae, for monies borrowed from Mr. Andreae to cover outstanding accounts payable in the amount of $12,828 (the “Andreae Note II”). Per the terms of the Andreae Note II, the original principal balance is $12,828, and is not secured by any collateral or any assets pledged to the holder. The maturity date is November 30, 2014, and the annual rate of interest is six percent (6%). The monies were funded during the three and nine months ended June 30, 2014. On December 4, 2014, the Company repaid principal balance of $12,828 and accrued interest of $240. See Note 5 to the financial statements.

Kyle Tracey Convertible Notes

On October 28, 2014, the Company received a Notice of Conversion on an 8% Convertible Note issued on February 18, 2014 to its CEO, Kyle Tracey, to cover expenses of the Company (the “Tracey Note”). Mr. Tracey converted principal of $10,612 and outstanding accrued and unpaid interest of $584 into 22,481 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Tracey Note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. See Note 5 to the financial statements.

On October 28, 2014, the Company received a Notice of Conversion on an 8% Convertible Note issued on May 12, 2014 to Mr. Tracey to cover expenses of the Company (the “Tracey Note II”). Mr. Tracey converted principal of $11,042 and outstanding accrued and unpaid interest of $407 into 22,989 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Tracey Note II was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. See Note 5 to the financial statements.

On October 28, 2014, the Company received a Notice of Conversion on an 8% Convertible Note issued on August 11, 2014 to Mr. Tracey to cover expenses of the Company (the “Tracey Note III”). Mr. Tracey converted principal of $216,001 and outstanding accrued and unpaid interest of $3,645 into 441,057 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Tracey Note III was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. See Note 5 to the financial statements.

On October 28, 2014, the Company received a Notice of Conversion on a 6% Convertible Note issued on May 13, 2014 to Mr. Tracey (the “Tracey PPM Note”) as part of a private placement transaction in exchange for capital of $40,000. Mr. Tracey converted principal of $40,000 and outstanding accrued and unpaid interest of $1,098 into 41,098 shares of restricted common stock of the Company at a per share conversion price of $1.00 in accordance with the terms of the convertible note. The conversion of the Tracey PPM Note was in full satisfaction of the note. The shares of common stock under the conversion were issued by the Company on November 7, 2014. See Note 5 to the financial statements. See Note 5 to the financial statements.

Michael Cook Convertible Notes

On October 28, 2014, the Company received a Notice of Conversion on an 8% Convertible Note issued on May 12, 2014 to its Director of Business Development, Michael Cook, to cover expenses of the Company (the “Cook Note”). Mr. Cook converted principal of $11,825 and outstanding accrued and unpaid interest of $435 into 24,619 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Cook Note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. See Note 5 to the financial statements.

On October 28, 2014, the Company received a Notice of Conversion on an 8% Convertible Note issued on August 11, 2014 to Mr. Cook to cover expenses of the Company (the “Cook Note II”). Mr. Cook converted principal of $15,115 and outstanding accrued and unpaid interest of $255 into 30,864 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Cook Note II was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. See Note 5 to the financial statements.

Misc. Convertible Notes

On October 28, 2014, the Company received a Notice of Conversion on two (2) 8% Convertible Notes issued to third parties on February 18, 2014 to cover expenses of the Company. The noteholders converted aggregate principal of $20,000 and aggregate outstanding accrued and unpaid interest of $1,100 into an aggregate of 42,370 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of their convertible notes payable. The conversion of these notes was in full satisfaction of the notes payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. See Note 4 to the financial statements.

On October 28, 2014, the Company received a Notice of Conversion on an 8% Convertible Note issued to a third party on March 19, 2014. The noteholder converted principal of $198,000 and outstanding accrued and unpaid interest of $9,764 into 207,764 shares of restricted common stock of the Company at a per share conversion price of $1.00 in accordance with the terms of the convertible note payable. The conversion of this note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. See Note 4 to the financial statements.

On December 3, 2014, Vape Holdings, Inc. (the “Company”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell, and the Investor agreed to purchase, an unsecured convertible promissory note (the “Note”) in the principal amount of $560,000 less an original issue discount (“OID”) of $50,000 and transaction expenses of $10,000 for a total purchase price of $500,000. The closing under the Securities Purchase Agreement occurred on December 3, 2014.

The Note bears interest at the rate of 10% per annum and is convertible into common stock of the Company at a conversion price per share of 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable Conversion (subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock at a lower purchase price (subject to certain exceptions))(the “Conversion Price”). In no event will the Conversion Price be less than $0.50 per share. Repayment of principal on the Note, together with accrued interest thereon, is due in twelve monthly installments, commencing six months from issuance. The Company may make such payments in cash (in which event the Company will pay a 25% premium) or, subject to certain conditions, in shares of common stock valued at the lower of the Conversion Price or 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable payment date. The Maturity Date of the Note is seventeen months from the date of issuance. The Company paid a finder’s fee in the amount of $25,000 in connection with this transaction. See Note 11 to the financial statements.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

Vape is a smaller reporting company and is therefore not required to provide this information.

Item 8.        Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of Vape called for by this item are submitted under a separate section of this report.  Reference is made to the Index of Financial Statements contained on page F-1 herein.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of Vape’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2014.

Item 9B.     Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our executive officers and directors. All directors serve for a term set to expire at the next annual meeting of stockholders of Vape or until their successors are elected and qualified. All officers are appointed by our board of directors and their terms of officer are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name and Address	Age	Principal Occupation or Employment

Kyle Tracey	33	Chief Executive Officer, Secretary and Chairman of Vape since December 30, 2013. Former Chief Financial Officer of Vape beginning on April 16, 2014, resigned June 25, 2014.

Joseph Andreae	28	President and Director of Vape since March 26, 2014.

Jerome Kaiser	54	Former Chief Executive Officer, resigned December 30, 2013. Former Chief Financial Officer, Secretary and Director of Vape, resigned March 1, 2014. Held all of the above positions beginning on May 17, 2013.

Allan Viernes	29	Chief Financial Officer since June 25, 2014

Michael Cook	44	Director of Business Development since March 26, 2014.

There are no family relationships among Vape’s directors and executive officers. None of the directors of Vape is a director of any company registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Directors

Number of Directors. Our board of directors currently consists of two individuals.

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

The Board believes that our current directors meet these criteria. In addition, as outlined below, the directors bring a strong and unique background and set of skills to the Board, giving the Board as a whole competence and experience in a wide variety of areas, including the legal cannabis industry, related horticulture and concentrate extraction industries, business and management, operations, corporate governance, board service and executive management. We believe that the Board as a whole and our directors possess the necessary qualifications and skills to effectively advise management on strategy, monitor our performance and serve our best interests and the best interests of our shareholders.

Biographical Information

See Executive Officer Section below for biographical information for Mr. Tracey and Mr. Andreae.

Executive Officers

Kyle Tracey, 33, Chief Executive Officer and Chairman

Kyle Tracey brings extensive developmental and managerial experience in the public cannabis space to the Vape Holdings executive team.

Mr. Tracey’s diversified experience literally from the ground up to top executive positions includes tenures where he helped develop several integral brands in the space, working as an R&D Specialist for companies like BC Northern Lights and Eco Growing Systems, as well as owning and operating a major horticulture light manufacturer.

As Co-Founder and former President of GrowLife Inc., Mr. Tracey helped to grow the company’s market cap from 10M to over 100M while establishing a trusted and respected industry brand. Upon his departure from GrowLife in 2013, Kyle recognized the market opportunity for a more sustainable and efficient vaporization medium, and developed the HIVE Ceramics brand under the VAPE umbrella.

Strategically appointed as Chairman and CEO of VAPE Holdings Inc. on December 30, 2013 for his industry credentials, work ethic, and capacity to innovate, market, and sell relative industry products, Mr. Tracey delivers the imperative contacts and respect to achieve market penetration for VAPE Holdings brands and products.

Kyle’s association and experience with High Times Magazine, various live event promoters and high profile artists, and entertainment industry powerhouses, all have the potential to position VAPE Holdings business units for expansive sponsorship opportunities and global success.

Mr. Tracey holds a B.A. in Business Management from the University of Rhode Island.

Joseph Andreae, 28, President and Board of Directors

Joseph Andreae, a native of the Washington D.C. area, has been an instrumental part of several top brands in the rapidly growing MMJ industry. After working in the hospitality sector, Joe decided to team with a dispensary and concentrates laboratory in Boulder, Colorado on a new initiative.

Joe’s leadership and expertise assisted in making those companies successful and earned him useful relationships and pedigree in the emerging vertical. Mr. Andreae has spent the last 5 years moving from state to state, following the industry and laws as they’ve progressed. His most recent project in Colorado boasted an impressive 15,000 square foot cultivation facility, the city’s first licensed indoor concentrate extraction laboratory, and a beautiful store front that saw a 650% increase to $6M in sales following Joe’s arrival. Previously, Joe was also a national sales manager of a successful LED lighting company based out of California and remains an active member on several MMJ brand boards, executing a collective vision and strategy for the industry.

Allan Viernes, 29, Chief Financial Officer

Mr. Viernes, 28, is an accounting and financial advisor specializing in public and private accounting and finance, SEC matters, bankruptcy reporting and analysis, mergers and acquisitions, and financial modelling/analysis. Mr. Viernes has served in such positions as Chief Financial Officer of an oil and gas company, Corporate Controller of a software company, and consulted with various retail and restaurant franchises and real estate companies through troubled debt restructurings and leveraged buy outs. Mr. Viernes also has past experience as an auditor with McKennon Wilson & Morgan, a PCAOB registered accounting firm, focusing on audits of private and publicly-held companies. Mr. Viernes graduated with a Bachelor of Administration with a concentration in accounting from Devry University, earned a Master of Business Administration from the Keller Graduate School of Management, and is a Certified Public Accountant.

Michael Cook, 44, Director of Business Development

Mr. Cook has served as the Director of Business Development for Vape since March 26, 2014.  Mr. Cook has over 20 years of experience in management, product development and marketing in the legal cannabis industry. Mr. Cook has assisted in bringing to market some of the most successful consumer products and accessories in the industry during his tenure with Sheldon Black, Roor US and as the co-founder of HIVE Ceramics with Mr. Tracey.  Mr. Cook was instrumental in the expansion of the renowned Dementia Gallery overseeing the Gallery’s expansion from one to six locations during his tenure as its managing partner.  Prior to Dementia, Mr. Cook was a creative force in the development of products, logos, apparel, accessories and marketing while with Roor US, Sheldon Black and Grunge Off. Mr. Cook brings with him his 20 years of industry contacts including artists, brands, companies and retail customers.  Mr. Cook’s industry credentials give Vape a distinct strategic advantage in developing new products and bringing them to market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Vape’s executive officers and directors, and persons who own more than ten percent of a registered class of Vape’s equity securities, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulation to furnish Vape with copies of all Forms 3, 4 and 5 they file.

Vape believes that all filings required to be made by its executive officers and directors pursuant to Section 16(a) of the Exchange Act have been filed within the time periods prescribed.

Committees of the Board of Directors

We do not have a separately designated audit, compensation, or nominating committee of our Board and the function customarily delegated to these committees are performed by our full Board. We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.

The Board does not have a nominations committee because the Board does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because the functions of such committee are adequately performed by our Board. There are no specific minimum qualifications that the Board believes must be met by a candidate recommended by the Board. Currently, the entire Board decides on nominees, on the recommendation of any member of the Board, followed by the Board’s review of the candidates’ resumes and interviews of candidates. Based on the information gathered, the Board then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party, or parties, to identify or evaluate or assist in identifying or evaluating potential nominees.

The Board does not have an audit committee. However, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, our Board is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention, and treatment of complaints regarding accounting, internal controls, and auditing matters; and (iii) engaging outside advisors. Our Board has determined that its members do not include a person who is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Our Board has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, our Board believes that each of its members has sufficient knowledge and experience to fulfill the duties and obligations of an audit committee.

The Board does not have a compensation committee because the Board believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by our Board.

Stockholder Communications

Our Board has determined not to adopt a formal methodology for communications from stockholders directly to the Board on the belief that any communication sent to the Company’s current investor relations firm, Hayden I.R., would be brought to the Board’s attention by our Chief Executive Officer, Kyle Tracey.

Meetings of the Board of Directors

The Board of Directors of Vape conducts business through meetings of the Board or by unanimous written consents of the Board. Such actions by written consent of all directors are, according to Delaware corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held. The Board of Directors for 2014 consisted of: Kyle Tracey, Joe Andreae and, Jerome Kaiser. None of Mr. Tracey, Mr. Andreae or Mr. Kaiser qualifies as an “independent director” pursuant to the rules and regulations of the Securities and Exchange Commission. During the fiscal year ended September 30, 2014, the Board held no formal meetings, and the Board acted by unanimous written consent on multiple occasions.

On May 17, 2013, the Company selected the accounting firm of dbbmckennon to act as the then PeopleString’s independent public accounting firm for the year ended December 31, 2012. dbbmckennon audited the financial statements of Vape for the years ended September 30, 2013 and 2014.

Board Leadership Structure and Role in Risk Oversight

We do not separate the roles of Chief Executive Officer and Chairman of the Board because we believe that such roles are adequately performed by Kyle Tracey. The benefits of Mr. Tracey’s leadership of the Board stem from his experience in managing small to medium sized businesses and his involvement in the legal cannabis industry, which provide a unique understanding of our culture and business. Also, serving as both the Chief Executive Officer and Chairman of the Board ensures that a constant flow of Company related information is available between the Board and our senior management. This flow of communication enables Mr. Tracey to identify issues, proposals, strategies and other considerations for future Board discussions and to assume the lead in many of the resulting discussions during Board meetings. Our Board has responsibility for the oversight of risk management. A fundamental part of risk management is not only understanding the risks we face and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of the Board in setting our business strategy is a key part of its assessment of risk management and the determination of what constitutes our appropriate level of risk. The Board regularly discusses with management our major risk exposures, their potential impact on us, and the steps taken to manage these risks. In addition, the Board may retain, on such terms as determined by the Board, in its sole discretion, independent legal, financial, and other consultants and advisors to advise and assist the Board in fulfilling its oversight responsibilities.

Code of Ethics

The executive officers of Vape are held to the highest standards of honest and ethical conduct when conducting the affairs of Vape. All such individuals must act ethically at all times in connection with services provided to the Company. We have not, however, adopted a formal, written corporate code of ethics that applies to our executive officers. We are evaluating the implementation of a formal code of ethics in the near future.

Item 11.      Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to Vape for the year ended September 30, 2014 and period from March 26, 2013 (“Inception”) to September 30, 2013 The Named Executive Officers are (1) Kyle Tracey, Chief Executive Officer and Chairman, (2) Joseph Andreae, President, (3) Allan Viernes, Chief Financial Officer, and (4) Michael Cook, Director of Business Development (the “Named Executive Officers”).

2014 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle	2014	$60,000	$-	$-	$315,400	$-	$-	$-	$375,400
Tracey, Chief Executive Officer and Chairman (2)	2013	$-	$-	$-	$-	$-	$-	$-	$-

Joseph	2014	$31,731	$-	$-	$315,400	$-	$-	$-	$347,131
Andreae, President	2013	$-	$-	$-	$-	$-	$-	$-	$-

Allan	2014	$17,676	$-	$-	$-	$-	$-	$-	$17,676
Viernes, Chief Financial Officer	2013	$-	$-	$-	$-	$-	$-	$-	$-

Michael	2014	$40,000	$-	$-	$166,000	$-	$-	$-	$206,000
Cook, Director of Business Development (3)	2013	$-	$-	$-	$-	$-	$-	$-	$-

(1)

The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the year ended September 30, 2014 and period from March 26, 2013 (“Inception”) to September 30, 2013 in accordance with ASC 718, of stock option awards pursuant to the Equity Incentive Plan (as defined below). The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  Assumptions used in the calculation of these amounts are included in the footnotes to Vape’s audited financial statements furnished herewith.

(2)	As of September 30, 2014, $53,885 of Mr. Tracey’s salary remains unpaid.

(3)	As of September 30, 2014, $26,769 of Mr. Cook’s salary remains unpaid.

Outstanding Equity Awards at Fiscal Year End

The following table provides information about all equity compensation awards held by the Named Executive Officers at September 30, 2014:

OUTSTANDING EQUITY AWARDS FOR THE YEAR ENDED SEPTEMBER 30, 2014
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kyle Tracey, Chief Executive Officer and Chairman	06/27/14	47,500	142,500	-	$1.66	06/27/24

Joseph Andreae President and Director	06/27/14	47,500	142,500	-	$1.66	06/27/24

Allan Viernes Chief Financial Officer	N/A	-	-	-	$-	N/A

Michael Cook Director of Business Development	06/27/14	25,000	75,000	-	$1.66	06/27/24

Risk Management

The Board of Directors does not believe that Vapes executive compensation program gives rise to any risks that are reasonably likely to have a material adverse effect on Vape.  Executive officers are compensated on a salary basis and have not been awarded any bonuses or other compensation in 2014 and 2013 that might encourage the taking of unnecessary or excessive risks that threaten the long-term value of Vape. The Board has sought to align the interests of the executive officers with the long-term interests of Vape and its stockholders though the 2014 Plan, thereby giving the executive officers additional motivation to protect the long-term value of Vape.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation of the directors of Vape for the year ended September 30, 2014.

2014 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Tracey	$--	$--	$--	$--	$--	$--	$--
Joseph Andreae	$--	$--	$--	$--	$--	$--	$--

(1)	Vape does not currently pay its directors any retainer or other fees for service on the Board or any committee thereof. Vape did not have non-employee directors as of September 30, 2014.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and  Related Stockholder Matters

Principal Stockholders and Security Ownership of Management

The following table sets forth information as of December 8, 2014 with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of Vape’s Common Stock by (1) each director of Vape, (2) the Named Executive Officers of Vape, (3) each person or group of persons known by Vape to be the beneficial owner of greater than 5% of Vape’s outstanding Common Stock, and (4) all directors and officers of Vape as a group:

BENEFICIAL OWNERSHIP OF COMMON STOCK

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Kyle Tracey(4)	1,174,238	10.1%
Joseph Andreae(5)	77,500	0.7%
Michael Cook(6)	80,483	0.7%
Allan Viernes(7)	-	*
All Officers and Directors as a Group	1,332,221	11.5%

Shares issued and outstanding as of December 8, 2014	10,955,678
Options issued to Officers and Directors	120,000
Shares of Preferred Stock issued to Officers and Directors	500,000
	11,575,678

(1)	In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Vape’s Common Stock if he or she has voting or investment power with respect to such security. This includes shares (a) subject to options exercisable within sixty (60) days, and (b)(1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.
(2)	Except as otherwise noted, the address of each person is c/o the Company at 21822 Lassen St., Suite A, Chatsworth, CA 91311.
(3)	The percentage of class is calculated pursuant to Rule 13d-3(d) of the Exchange Act.
(4)	Includes 47,500 vested options to purchase shares of the Company’s common stock and 500,000 shares of Series A Preferred Stock currently convertible on a 1:1 basis into the Company’s Common Stock held in the name of HIVE Ceramics, LLC of which Mr. Tracey is the sole managing member (See “NOTE 9 – STOCKHOLDERS’ DEFICIT”). As of the time of this filing, Mr. Tracey has not exercised any of his options or rights to convert preferred stock into common stock.
(5)	Includes 47,500 vested options to purchase shares of the Company’s common stock (See “NOTE 9 – STOCKHOLDERS’ DEFICIT”). As of the time of this filing, Mr. Andreae has not exercised any of his options.
(6)	Includes 25,000 vested options to purchase shares of the Company’s common stock (See “NOTE 9 – STOCKHOLDERS’ DEFICIT”). As of the time of this filing, Mr. Cook has not exercised any of his options.
(7)	Mr. Viernes is the Chief Financial Officer of the Company.

Item 13.      Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

RELATED PARTY NOTES PAYABLE

The Company had an outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013.  This payable was converted into a note payable on December 7, 2013. The note payable bears interest of 6% per annum with a maturity date of December 1, 2016.

On December 7, 2013, the Company issued a note payable to a shareholder of the Company in the amount of $23,462 for monies previously borrowed from shareholder.  The note is unsecured and bears interest of 6% per annum and matures on December 1, 2016.

RELATED PARTY NOTES PAYABLE, LONG-TERM

On May 12, 2014, the Company issued a note payable to its President, Joe Andreae in the amount of $40,000 for monies previously borrowed during the three and six months ended March 31, 2014 (the “Andreae Note”).  The note is unsecured and bears interest of 6% per annum and matures on May 1, 2016. On December 4, 2014, the Company repaid the principal balance of $40,000 and accrued interest of $1,348 on the Andreae Note and therefore classified the note as long-term on the accompanying balance sheet.

On August 11, 2014, the Company issued a 6% note payable to its President, Joe Andreae, for monies borrowed from Mr. Andreae to cover outstanding accounts payable in the amount of $12,828 (the “Andreae Note”). Per the terms of the Andreae Note, the original principal balance is $12,828, and is not secured by any collateral or any assets pledged to the holder. The maturity date is November 30, 2014, and the annual rate of interest is six percent (6%). The monies were funded during the three and nine months ended June 30, 2014. On December 4, 2014, the Company repaid principal balance of $12,828 and accrued interest of $240 on the Andreae Note II and therefore classified the note as long-term on the accompanying balance sheet.

See NOTE 1 to the financials regarding a $250,000 note payable to HIVE.

During the year ended September 30, 2014, the Company had recorded $8,879 of interest expense related to these notes. As of September 30, 2014, future principal payments of related party notes payable are $52,828 and $288,462 for the fiscal years ending September 30: 2015 and 2016, respectively.

RELATED PARTY CONVERTIBLE NOTES PAYABLE

On October 16, 2013, the Company issued an 8% Convertible Note to a shareholder (“8% Note I”), in exchange for $2,420 which the Company received on April 15, 2013.  Per the terms of 8% Note I, the original principal balance was $2,420, and was not secured by any collateral or any assets pledged to the holder. The maturity date was April 15, 2015. Subject to certain limitations, the holder, at its sole discretion, could convert the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock. The conversion price for 8% Note I was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). The note was converted on December 23, 2013 into 3,990 shares. We recorded a discount totaling $968 related to the beneficial conversion feature embedded in the note upon issuance. Such amount was fully accreted to interest expense during the year ended September 30, 2014 due to the conversion, together with accrued interest of $134.

On October 16, 2013, the Company issued an 8% Convertible Note to a shareholder (“8% Note II”), in exchange for $30,300 which the Company received on July 3, 2013. Per the terms of 8% Note II, the original principal balance was $30,300, and was not secured by any collateral or any assets pledged to the holder. The maturity was July 3, 2015. Subject to certain limitations, the holder, at its sole discretion, could convert the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock. The conversion price for 8% Note II was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%).  The note was converted on December 23, 2013 into 49,139 shares of the Company’s common stock.  We recorded a discount totaling $12,120 related to the beneficial conversion feature embedded in the note upon issuance. Such amount was fully accreted to interest expense during the year ended September 30, 2014 due to the conversion, together with accrued interest of $1,239.

On October 16, 2013, the Company issued an 8% Convertible Note to a shareholder (“8% Note III”) (collectively, the “8% Notes), in exchange for $180,940 which the Company received on March 5, 2013. Per the terms of 8% Note III, the original principal balance is $180,940, and is not secured by any collateral or any assets pledged to the holder. The maturity date is March 5, 2015, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock. The conversion price for 8% Note III is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $72,376 related to the beneficial conversion feature embedded in the note upon issuance. On July 16, 2014, the note holder converted principal of $180,940 and outstanding accrued and unpaid interest of $19,750 into 296,003 shares of the Company’s common stock at a per share conversion price of $0.678, which is in accordance with the terms of the convertible note payable. The conversion of the 8% Note III was in full satisfaction of the note payable. Upon conversion, we recorded the remaining unamortized discount of $31,665 to interest expense during the year ended September 30, 2014.

On March 17, 2014, the Company issued an 8% Convertible Note to Jerome Kaiser, former CEO, CFO and Director of the Company for services rendered to the Company in the amount of $50,000 (the “Kaiser Note”) which was charged to expense during the three months March 31, 2014. Per the terms of the Kaiser Note, the principal balance is $50,000 and is not secured by any collateral or any assets pledged to the holders. The maturity date is March 17, 2015, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at his sole discretion, convert the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock. The conversion price for the Kaiser Note is the market closing price of the market day immediately preceding the date of conversion minus twenty percent (20%). We recorded a discount totaling $10,000 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $5,833 of the discount to interest expense during the year ended September 30, 2014.

RELATED PARTY CONVERTIBLE NOTES PAYABLE, LONG-TERM

On May 12, 2014, in connection with the 6% Notes (See “NOTE 4 – THIRD PARTY DEBT”), the Company issued a note for $40,000 to Kyle Tracey, which is recorded as a related party convertible note payable. We recorded a discount totaling $16,000 related to the beneficial conversion feature embedded in the 6% note to Mr. Tracey upon issuance. We amortized $6,667 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion on the 6% Convertible Note issued on May 13, 2014 to Mr. Tracey (the “Tracey PPM Note”) as part of a private placement transaction in exchange for capital of $40,000. Mr. Tracey converted principal of $40,000 and outstanding accrued and unpaid interest of $1,098 into 41,098 shares of restricted common stock of the Company at a per share conversion price of $1.00 in accordance with the terms of the convertible note. The conversion of the Tracey PPM Note was in full satisfaction of the note. The shares of common stock under the conversion were issued by the Company on November 7, 2014 and therefore classified the note as long-term on the accompanying balance sheet.

 On February 18, 2014, the Company issued an 8% Convertible Note to Kyle Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $10,612 (the “Tracey Note”). Per the terms of the Tracey Note, the original principal balance is $10,612, and is not secured by any collateral or any assets pledged to the holder. The maturity date is February 18, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock. The conversion price for the Tracey Note is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $4,245 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $1,415 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion the Tracey Note. Mr. Tracey converted principal of $10,612 and outstanding accrued and unpaid interest of $584 into 22,481 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Tracey Note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014 and therefore classified the note as long-term on the accompanying balance sheet.

On May 12, 2014, the Company issued an 8% Convertible Note to Kyle Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $11,042 (the “Tracey Note II”). Per the terms of the Tracey Note II, the original principal balance is $11,042, and is not secured by any collateral or any assets pledged to the holder. The maturity date is May 12, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock. The conversion price for the Tracey Note II is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $4,417 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $920 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion on the Tracey Note II. Tracey converted principal of $11,042 and outstanding accrued and unpaid interest of $407 into 22,989 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Tracey Note II was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014 and therefore classified the note as long-term on the accompanying balance sheet.

On May 12, 2014, the Company issued an 8% Convertible Note to its Director of Business Development, Michael Cook, for monies borrowed from Mr. Cook to cover outstanding accounts payable in the amount of $11,825 (the “Cook Note”). Per the terms of the Cook Note, the original principal balance is $11,825, and is not secured by any collateral or any assets pledged to the holder. The maturity date is May 12, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock. The conversion price for the Cook Note is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $4,730 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $985 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion on the “Cook Note. Mr. Cook converted principal of $11,825 and outstanding accrued and unpaid interest of $435 into 24,619 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Cook Note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014 and therefore classified the note as long-term on the accompanying balance sheet.

On August 11, 2014, the Company issued a second 8% Convertible Note to Mr. Cook for monies borrowed from Mr. Cook to cover outstanding accounts payable in the amount of $15,115 (the “Cook Note II”). Per the terms of the Cook Note II, the original principal balance is $15,115, and is not secured by any collateral or any assets pledged to the holder. The maturity date is August 11 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock. The conversion price for the Cook Note II is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $6,046 related to the beneficial conversion feature embedded in the notes upon issuance. On October 28, 2014, the Company received a Notice of Conversion on the Cook Note II. Mr. Cook converted principal of $15,115 and outstanding accrued and unpaid interest of $255 into 30,864 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Cook Note II was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014 and therefore classified the note as long-term on the accompanying balance sheet.

On August 11, 2014, the Company issued an 8% Convertible Note to Mr. Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $216,001 (the “Tracey Note III”). Per the terms of the Tracey Note III, the original principal balance is $216,001, and is not secured by any collateral or any assets pledged to the holder. The maturity date is August 11, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note III is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $86,401 related to the beneficial conversion feature embedded in the notes upon issuance. On October 28, 2014, the Company received a Notice of Conversion on the Tracey Note III. Mr. Tracey converted principal of $216,001 and outstanding accrued and unpaid interest of $3,645 into 441,057 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014 and therefore classified the note as long-term on the accompanying balance sheet.

During the year ended September 30, 2014, the Company had recorded $25,572 of interest expense related to these notes. As of September 30, 2014, future principal payments of related party convertible notes payable are $90,000 and $284,595 for the fiscal years ending September 30: 2015 and 2016, respectively. The Company has the ability to increase the authorized common stock of the Company in the event that the convertible notes require more shares than available.

Item 14.      Principal Accounting Fees and Services.

Audit Fees

Vape incurred audit and review fees of $43,000 and $25,000 for the periods ended September 30, 2014 and 2013 to dbbmckennon.

Audit Related Fees

During the year ended September 30, 2014, Vape paid $16,000 for audit related services to dbbmckennon in connection with the merger.

Tax Fees

During the year ended September 30, 2014, Vape paid $3,000 for tax services to dbbmckennon for tax preparation and change in year for 2013.

All Other Fees

As of September 30, 2014 and 2013, Vape has not paid any fees associated with non-audit services to dbbmckennon, or any other accounting firm.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

The Board (functioning in the capacity of an audit committee as discussed in Item 10 above) is responsible for appointing and setting compensation and overseeing the work of the independent registered public accounting firm. The Board approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to Vape that are prohibited by law or regulation.

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

VAPE HOLDINGS, INC.

Date: December 29, 2014	By:	/s/ Kyle Tracey
Kyle Tracey
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

Signatures	Title	Date

/s/ Kyle Tracey	Chief Executive Officer and Chairman	December 29, 2014
Kyle Tracey	(Principal Executive Officer)

/s/ Allan Viernes	Chief Financial Officer	December 29, 2014
Allan Viernes	(Principal Financial and Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

VAPE HOLDINGS, INC.

(FORMERLY PEOPLESTRING CORPORATION)

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at September 30, 2014 and 2013	F-3
Consolidated Statements of Operations for the year ended September 30, 2014 and the Period from March 26, 2013 (“Inception”) to September 30, 2013	F-4
Consolidated Statements of Stockholders’ Deficit for the year ended September 30, 2014 and the Period from March 26, 2013 (“Inception”) to September 30, 2013	F-5
Consolidated Statements of Cash Flows for the year ended September 30, 2014 and the Period from March 26, 2013 (“Inception”) to September 30, 2013	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Vape Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Vape Holdings, (formerly PeopleString Corporation) Inc. and subsidiary (collectively, the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended September 30, 2014 and the period from March 26, 2013 (“Inception”) to September 30, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully explained in Note 2 to the consolidated financial statements, the Company has incurred losses and has limited working capital for future business.  Management's plans with respect to these factors are also described on Note 2.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

dbbmckennon

Newport Beach, California

December 29, 2014

VAPE HOLDINGS, INC.

(FORMERLY PEOPLESTRING CORPORATION)

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash	$48,370	$568
Accounts receivable	16,771	-
Inventory	227,530	-
Prepaid Inventory	246,491	-
Other current assets	44,100	-
Total current assets	583,262	568

Tooling, net of accumulated depreciation	106,377	-
Trademarks	119,575	-
Pending patents	14,890	-
TOTAL ASSETS	$824,104	$568

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$216,388	$60,346
Accrued expenses	169,513	7,573
Convertible notes payable, net of unamortized discount of $32,333 at September 30, 2014	187,667	-
Related party convertible notes payable, net of unamortized discount of $4,168 at September 30, 2014	45,832	-
Related party notes payable	-	234,824
Total current liabilities	619,400	302,743

Long term liabilities:
Convertible notes payable, long-term, net of unamortized discount of $19,800 at September 30, 2014	178,200	-
Related party convertible notes payable, long-term, net of unamortized discount of $125,480 at September 30, 2014	199,115	-
Related party notes payable, long-term	341,290	-
Accounts payable - related party	-	15,000
Warrant liability	2,464,232	-
Total liabilities	3,802,237	317,743

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.00001 par value - 100,000,000 authorized; - Series A;	-	-
500,000 outstanding at September 30, 2014
Common stock, $0.00001 par value - authorized 1,000,000,000 shares;
10,032,436 and 6,250,000 issued and outstanding, respectively	100	62
Additional paid-in capital	22,402,662	-
Accumulated deficit	(25,380,895)	(317,237)
Total stockholders' deficit	(2,978,133)	(317,175)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$824,104	$568

See notes to consolidated financial statements.

VAPE HOLDINGS, INC.

(FORMERLY PEOPLESTRING CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period from
	For the Year Ended	March 26, 2013 ("Inception") to
	September 30, 2014	September 30, 2013
Net sales	$841,724	$-

Cost of sales	458,387	-

Gross profit	383,337	-

Operating expense:
Sales and marketing	219,891	-
Research and development	45,757	-
General and administrative (A)	1,315,710	93,910
Total operating expenses	1,581,358	93,910

Operating loss	(1,198,021)	(93,910)

Other expense:
Interest expense	241,065	-
Interest expense - related party	219,714	7,573
Loss on settlement of warrants	23,404,058	-
Total other expense, net	23,864,837	7,573

Loss before provision for income taxes	(25,062,858)	(101,483)

Provision for income taxes	800	-

Net loss	$(25,063,658)	$(101,483)

Weighted average shares - basic and diluted	7,822,212	6,277,480
Loss per common share - basic and diluted	$(3.20)	$(0.02)

(A)	Includes stock-based compensation related to options during the year ended September 30, 2014 and March 26, 2013 (“Inception”) to September 30, 2013 of $450,501 and $0, respectively. It consisted of approximately $327,000 of options related to employees and $124,000 related to non-employees in 2014.

See notes to consolidated financial statements.

VAPE HOLDINGS, INC.

(FORMERLY PEOPLESTRING CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Additional		Total
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 26, 2013 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuances of founder shares, net return of capital of $17,750	-	-	4,684,537	46	10,295	354	10,695
Fair value of officer services	-	-	-	-	30,000	-	30,000
Assumption of debt due to related parties	-	-	-	-	(40,295)		(40,295)
Net loss	-	-	-	-	-	(317,591)	(317,591)
Balance at September 30, 2013 - Prior to merger	-	$-	4,684,537	$46	$-	$(317,237)	$(317,191)
Shares retained by PeopleString shareholders upon merger on September 30, 2013	-	-	1,565,463	16	-	-	16
Conversion of related party notes payable	-	-	571,630	7	341,538	-	341,545
Conversion of note payables	-	-	28,836	-	55,586	-	55,586
Fair value of officer services	-	-	-	-	15,000	-	15,000
Common stock issued for services	-	-	50,000	-	133,200	-	133,200
Discount on convertible note payable at 10%	-	-	-	-	4,424	-	4,424
Discount on convertible notes payable at 8%	-	-	-	-	158,402	-	158,402
Discount on convertible note payable at 6%	-	-	-	-	108,000	-	108,000
Discount on related party convertible note payable at 8%	-	-	-	-	193,217	-	193,217
Discount on related party convertible note payable at 6%	-	-	-	-	3,000	-	3,000
Common stock issued in connection with warrant settlement	-	-	3,542	-	98,822	-	98,822
Cashless exercise of warrants	-	-	3,128,428	31	20,840,972	-	20,841,003
Stock-based compensation - employees	-	-	-	-	326,812	-	326,812
Stock-based compensation - non employees	-	-	-	-	123,689	-	123,689
Issuance of preferred stock for HIVE asset acquisition	500,000	-	-	-	-	-	-
Net loss	-	-	-	-	-	(25,063,658)	(25,063,658)
Balance at September 30, 2014	500,000	$-	10,032,436	$100	$22,402,662	$(25,380,895)	$(2,978,133)

See notes to consolidated financial statements.

VAPE HOLDINGS, INC.

(FORMERLY PEOPLESTRING CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from
	For the Year Ended	March 26, 2013 ("Inception") to
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(25,063,658)	$(101,483)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	16,178	-
Accretion of debt discounts	366,431	7,573
Fair value in excess of stock issued for conversion of notes payable and accrued interest	1,323		-
Fair value in excess of stock issued for conversion of related party notes payable and accrued interest	44,239		-
Loss on settlement of warrants	23,404,058	-
Fair value of officer services	15,000	30,000
Common stock issues for services	133,200	-
Stock-based compensation	450,501	-
Changes in operating assets and liabilities:
Accounts receivable	(16,771)	-
Inventory	(474,021)	-
Other assets	(2,433)	-
Accounts payable	156,042	77,954
Accrued expenses	(10,092)	7,573
Net cash provided by (used in) operating activities	(980,003)	21,617

Cash flows from investing activities:
Capital expenditures	(122,555)	-
Purchase of trademarks and pending patents	(134,465)	-
Net cash used in investing activities	(257,020)	-

Cash flows from financing activities:
Proceeds from issuances of convertible notes payable	438,000	-
Proceeds from issuances of related party convertible notes payable	505,535	-
Proceeds from issuances of related party notes payable	341,290	-
Net cash provided by financing activities	1,284,825	-

Net change in cash	47,802	21,617
Cash, beginning of period	568	-
Cash, end of period	$48,370	$21,617

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Conversion of related party notes payable and accrued interest	$341,545	$64,951
Conversion of notes payable and accrued interest	$55,586	$-
Issuance of convertible note payable for services	$41,667	$-
Issuance of convertible note payable for former officer services	$50,000	$-
Issuance of common stock in connection with warrant settlement	$98,822	$-

See notes to consolidated financial statements.

VAPE HOLDINGS, INC.

(FORMERLY PEOPLESTRING CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has recently launched ‘HIVE Glass’. HIVE Glass is Vape’s newest line of products under the HIVE brand name. The HIVE GLASS line is precision made using state of the art manufacturing processes and techniques, and exclusively uses German Schott glass and fittings through all production phases. The aim with HIVE Glass is to create an affordable, high quality glass product that is both aesthetically pleasing and a highly functional vaporization product. Vape’s existing customer base and distribution network will be the catalyst for expansion of this new HIVE product line.

Vape has also announced the launch of ‘HIVE Supply’ coming in early 2015. HIVE Supply is a packaging and sourcing division of Vape designed to serve as a competitively priced, comprehensive “one-stop shop” for all medical and recreational marijuana packaging needs. As with all of Vape’s products, HIVE Supply will operate in full compliance with all federal laws and the laws of each individual state in which it does business. HIVE Supply will focus on providing much-needed support to legal cannabis businesses in regards to sourcing consumer products, brand management and marketing services.

In connection with its launch of HIVE Supply and HIVE Glass, the Company plans to open ‘THE HIVE’ retail store and gallery in Los Angeles; an end-user experience to showcase the complete line of HIVE Ceramics and HIVE Glass products, while introducing HIVE Supply and all the new products being tested and developed through each vertical.

The Company has expanded its distribution network to include several distributors throughout the United States, Canada, Europe and South America to pair with its existing e-commerce website at www.HiveCeramics.com and its wholesale authorized dealer network of over 1,100 authorized shops.

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

As of September 30, 2014, the Company accrued wages and taxes of $29,446 and $59,273 for Mr. Cook and Mr. Tracey, respectively.

BASIS OF PRESENTATION

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, which is based on the accrual method of accounting.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Derivative instruments include the warrant liability (Level 2). Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, including volatilities and interest rates. Therefore, derivative instruments are included in Level 2.

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and the period March 26, 2013 (“Inception”) to September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$48,370	$–	$–	$48,370
Total assets measured at fair value	$48,370	$–	$–	$48,370

Liabilities
Derivative instruments	$–	$2,464,232	$–	$2,464,232
Total liabilities measured at fair value	$–	$2,464,232	$–	$2,464,232

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at September 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$568	$–	$–	$568
Total assets measured at fair value	$568	$–	$–	$568

Liabilities
Derivative instruments	$–	$-	$–	$-
Total liabilities measured at fair value	$–	$-	$–	$-

INCOME TAXES

The Company adopted ASC 740-10-25 on formation, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25 for the year ended September 30, 2014 and the period March 26, 2013 (“Inception”) to September 30, 2013.

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

REVENUE RECOGNITION

The Company recognizes revenues from product sales when (a) persuasive evidence that an agreement exists; (b) the products have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenue is recorded when products are shipped. Sales tax is charged on retail sales in in the applicable district and recorded as a liability. Products are warrantied 24 hours of delivery if they are damaged during the shipping.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated life of tooling related to our ceramic products is three (3) years.

IMPAIRMENT OF LONG-LIVED AND PURCHASED INTANGIBLE ASSETS

The Company has adopted Accounting Standards Codification (“ASC”) 350 “Intangibles – Goodwill and Other.” The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 350 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. During the year ended September 30, 2014 and the period March 26, 2013 (“Inception”) to September 30, 2013, the Company did not record any impairment of its trademarks and pending patents as its expected future cash flows are in excess of their carrying amounts.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and that have alternative future uses, both in research and development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, research and development costs include the research and development expenses related to prototypes of the Company’s products. During the year ended September 30, 2014 and the Period from March 26, 2013 (“Inception”), research and development costs were $45,757 and $0, respectively.

CONVERTIBLE DEBT

Convertible debt is accounted for under the guidelines established by ASC 470-20 “Debt with Conversion and Other Options”. ASC 470-20 governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting (explained below) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt.  Many of the conversion features embedded in the Company's convertible notes are variable and are adjusted based on a discount to market prices which could cause an unlimited number of common stock to be issued.  The management and board of directors currently have the ability to authorize additional shares of common stock primarily through their super voting rights under the Series A Preferred stock (See “NOTE 5 – CONVERTIBLE NOTES PAYABLE”).

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

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments, as defined in ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The Company estimates the fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with objectively measuring fair values. In selecting the appropriate technique, consideration is given to, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company's operating results will reflect the volatility in these estimate and assumption changes.

PER-SHARE INFORMATION

Basic per-share information includes the weighted average shares outstanding during the periods. Dilutive per-share information includes shares available under convertible notes, options and warrants, to the extent these are not anti-dilutive.

The following is a summary of outstanding securities that would have been included in the calculation of diluted shares outstanding since the exercise prices did not exceed the average market value of the Company’s common stock if the Company generated net income for the year ended September 30, 2014 and the period March 26, 2013 (“Inception”) to September 30, 2013:

	For the Year Ended	For the Period From March 26, 2013 (“Inception”) to
	September 30,	September 30,
	2014	2013
Series A Preferred stock	500,000	-
Common stock options	303,889	-
Common stock warrants	1,184,727	-
Convertible notes	843,213	-
	2,831,829	-

The Company would have excluded 125,000 options from the computation for the periods presented, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

STOCK-BASED COMPENSATION

ASC 718, “Share-Based Payment” requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of ASC 718 include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.

The Company adopted ASC 718, which requires disclosure of the fair value and other characteristics of stock options and more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based compensation on reported net loss. The Company has reflected the expense of such stock based compensation based on the fair value at the grant date for awards consistent with the provisions of ASC 718.

In connection with the adoption of ASC 718, the fair value of our share-based compensation has been determined utilizing the Black-Scholes pricing model. The fair value of the options granted is amortized as compensation expense on a straight line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. Upon option exercise, the Company issues new shares of stock.

The following weighted average variables were used in the Black Scholes model for all option issuances valued during the fiscal year ended September 30, 2014 and the period March 26, 2013 (“Inception”) to September 30, 2013:

Year ended March 31,	Stock Price at Grant Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
2014	$1.66	–%	$1.66	2.54%	401%	10.0
2013	n/a	n/a	n/a	n/a	n/a	n/a

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

During the year ended September 30, 2014, the Company recorded $450,001 of non-cash “stock options expense” related to the options issued/granted. There was no such expense in the same period during fiscal year 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the Company in the first quarter of fiscal year 2018 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard but does not expect it to have a material impact on our financial position, results of operations or cash flows.

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

NOTE 2. GOING CONCERN

Vape’s financial statements reflect a net loss of $25,063,658 for the year ended September 30, 2014, and net cash used in operations of $980,003. The Company also has a working capital deficit of $36,138. These matters raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for the new operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding. Vape’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern. See Note 11 for subsequent events regarding financing activities.

NOTE 3. ACCRUED EXPENSES

The following is a summary of accrued expenses as of September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Accrued interest	$16,300	$-
Accrued interest - related party	18,325	7,573
Accrued wages and taxes	108,374	-
Other	26,514	-
	$169,513	$7,573

NOTE 4. THIRD PARTY DEBT

CONVERTIBLE NOTES PAYABLE

On January 31, 2014, the Company issued a 10% Convertible Note (the “10% Note”) to a third-party consultant (the “Holder”) in the principal amount of $100,000 for services rendered to the Company. The 10% Note is not secured by any collateral or any assets pledged to the Holder. The maturity date is January 31, 2015 and the annual rate of interest is ten percent (10%). Subject to certain limitations, the Holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the 10% Note is $2.00 per share. We recorded a discount totaling $84,375 related to the beneficial conversion feature embedded in the note upon issuance. As of May 1, 2014, the holder discontinued performing services for the Company and thus we extinguished the remaining balance of $58,333 and unamortized discount of $63,281. On July 10, 2014, the holder of the 10% Note converted principal of $41,667 and outstanding accrued and unpaid interest of $345 into 21,006 shares of the Company’s common stock at a per share conversion price of $2.00, which is in accordance with the terms of the convertible note payable. The conversion of the 10% Note was in full satisfaction of the note payable. We amortized $21,094 of the discount to interest expense during the year ended September 30, 2014. The Company recorded $793 to interest expense for the excess in fair market value of the stock issued.

Beginning on February 11, 2014, the Company issued 6% Convertible Notes (the “6% Notes”) pursuant to subscription agreements to ten (10) accredited investors (the “Holders”) with the aggregate principal amount of $230,000. The 6% Notes are not secured by any collateral or any assets pledged to the Holders. The maturity dates are from February 28, 2015 to March 31, 2015, and the annual rate of interest is six percent (6%). Subject to certain limitations, the Holders can, at their sole discretion, convert the outstanding and unpaid principal and interest of their notes into fully paid and nonassessable shares of the Company’s common stock. The conversion price of these 6% Notes is the average of the fifteen (15) lowest daily VWAP’s occurring during the twenty (20) consecutive trading days immediately preceding the date each Holder elects convert all of their 6% Note minus a discount of 40%. In no event will the conversion price be less than $1.00 per share or greater than $3.00 per share. The Company had a preexisting relationship with each of the Holders, and no general solicitation or advertising was used in connection with the issuance of the 6% Notes. We recorded a discount totaling $92,000 related to the beneficial conversion feature embedded in the notes upon issuance and amortized $57,667 of the discount to interest expense during the year ended September 30, 2014.

On July 28, 2014, a holder of the 6% Notes converted principal of $10,000 and outstanding accrued and unpaid interest of $252 into 7,830 shares of the Company’s common stock at a per share conversion price of $1.31, which is in accordance with the terms of the convertible note payable. The conversion of this 6% Note was in full satisfaction of the note payable as to this holder. The Company recorded $530 to interest expense for the excess in fair market value of the stock issued.

CONVERTIBLE NOTES PAYABLE, LONG-TERM

On February 18, 2014, the Company issued 8% Convertible Notes to two third parties to cover outstanding accounts payable in the amount of $20,000.  Per the terms of the notes, the aggregate principal balance is $20,000, and is not secured by any collateral or any assets pledged to the holders. The maturity date is February 18, 2016, and the annual rate of interest is eight percent (8%).  Subject to certain limitations, the holders can, at their sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the notes is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $8,000 related to the beneficial conversion feature embedded in the notes upon issuance.  We amortized $1,000 and $1,667 of the discount to interest expense during the three and nine months ended June 30, 2014, respectively. On October 28, 2014, the Company received a Notice of Conversion on two (2) 8% Convertible Notes issued to third parties on February 18, 2014 to cover expenses of the Company. The noteholders converted aggregate principal of $20,000 and aggregate outstanding accrued and unpaid interest of $1,100 into an aggregate of 42,370 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of their convertible notes payable. The conversion of these notes was in full satisfaction of the notes payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014 and therefore classified the note as long-term on the accompanying balance sheet.

On March 19, 2014, the Company issued an 8% Convertible Note to W-net Fund I, LP in exchange for the contribution of capital to the Company in the amount of $198,000 (the “W-net Note”). Per the terms of the W-net Note, the principal balance is $198,000, and is not secured by any collateral or any assets pledged to the holder. The maturity date is November 19, 2014 and interest accrues at 8% per annum. Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the W-net Note is eighty percent (80%) of the average of the three (3) lowest daily closing bid prices (the 3 lowest prices will be calculated on a VWAP basis) occurring during the ten (10) consecutive Trading Days immediately preceding the applicable conversion date on which the holder elects to convert. In no event shall the conversion price be less than $1.00 or greater than $300. We recorded a discount totaling $158,400 related to the beneficial conversion feature embedded in the notes upon issuance. On June 2, 2014, the W-net Note was assigned in its entirety to a third party free of any liens or encumbrances. We amortized $138,600 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion for the W-net Note. The noteholder converted principal of $198,000 and outstanding accrued and unpaid interest of $9,764 into 207,764 shares of restricted common stock of the Company at a per share conversion price of $1.00 in accordance with the terms of the convertible note payable. The conversion of this note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014 and therefore classified the note as long-term on the accompanying balance sheet.

During the year ended September 30, 2014, the Company had recorded $19,264 of interest expense related to these notes. As of September 30, 2014, future principal payments of third party debt are $476,333 for the fiscal year ending September 30, 2015. The Company has the ability to increase the authorized common stock of the Company in the event that the convertible notes require more shares than available.

NOTE 5. RELATED PARTY DEBT

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

RELATED PARTY NOTES PAYABLE, LONG-TERM

On May 12, 2014, the Company issued a note payable to its President, Joe Andreae in the amount of $40,000 for monies previously borrowed during the three and six months ended March 31, 2014 (the “Andreae Note”).  The note is unsecured and bears interest of 6% per annum and matures on May 1, 2016. On December 4, 2014, the Company repaid the principal balance of $40,000 and accrued interest of $1,348 on the Andreae Note and therefore classified the note as long-term on the accompanying balance sheet.

On August 11, 2014, the Company issued a 6% note payable to its President, Joe Andreae, for monies borrowed from Mr. Andreae to cover outstanding accounts payable in the amount of $12,828 (the “Andreae Note II”). Per the terms of the Andreae Note, the original principal balance is $12,828, and is not secured by any collateral or any assets pledged to the holder. The maturity date is November 30, 2014, and the annual rate of interest is six percent (6%). The monies were funded during the three and nine months ended June 30, 2014. On December 4, 2014, the Company repaid principal balance of $12,828 and accrued interest of $240 on the Andreae Note II and therefore classified the note as long-term on the accompanying balance sheet.

See NOTE 1 regarding a $250,000 note payable to HIVE.

During the year ended September 30, 2014, the Company had recorded $8,879 of interest expense related to these notes. As of September 30, 2014, future principal payments of related party notes payable are $52,828 and $288,462 for the fiscal years ending September 30, 2015 and 2016, respectively.

RELATED PARTY CONVERTIBLE NOTES PAYABLE

On October 16, 2013, the Company issued an 8% Convertible Note to a shareholder (“8% Note I”), in exchange for $2,420 which the Company received on April 15, 2013.  Per the terms of 8% Note I, the original principal balance was $2,420, and was not secured by any collateral or any assets pledged to the holder. The maturity date was April 15, 2015. Subject to certain limitations, the holder, at its sole discretion, could convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for 8% Note I was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). The note was converted on December 23, 2013 into 3,990 shares. We recorded a discount totaling $968 related to the beneficial conversion feature embedded in the note upon issuance. Such amount was fully accreted to interest expense during the year ended September 30, 2014 due to the conversion, together with accrued interest of $134.

On October 16, 2013, the Company issued an 8% Convertible Note to a shareholder (“8% Note II”), in exchange for $30,300 which the Company received on July 3, 2013. Per the terms of 8% Note II, the original principal balance was $30,300, and was not secured by any collateral or any assets pledged to the holder. The maturity was July 3, 2015. Subject to certain limitations, the holder, at its sole discretion, could convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for 8% Note II was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%).  The note was converted on December 23, 2013 into 49,139 shares of the Company’s common stock.  We recorded a discount totaling $12,120 related to the beneficial conversion feature embedded in the note upon issuance. Such amount was fully accreted to interest expense during the year ended September 30, 2014 due to the conversion, together with accrued interest of $1,239.

On October 16, 2013, the Company issued an 8% Convertible Note to a shareholder (“8% Note III”) (collectively, the “8% Notes), in exchange for $180,940 which the Company received on March 5, 2013. Per the terms of 8% Note III, the original principal balance is $180,940, and is not secured by any collateral or any assets pledged to the holder. The maturity date is March 5, 2015, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for 8% Note III is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $72,376 related to the beneficial conversion feature embedded in the note upon issuance. On July 16, 2014, the note holder converted principal of $180,940 and outstanding accrued and unpaid interest of $19,750 into 296,003 shares of the Company’s common stock at a per share conversion price of $0.678, which is in accordance with the terms of the convertible note payable. The conversion of the 8% Note III was in full satisfaction of the note payable. Upon conversion, we recorded the remaining unamortized discount of $31,665 to interest expense during the year ended September 30, 2014. The Company recorded $44,239 to interest expense for the excess in fair market value of the stock issued.

On March 17, 2014, the Company issued an 8% Convertible Note to Jerome Kaiser, former CEO, CFO and Director of the Company for services rendered to the Company in the amount of $50,000 (the “Kaiser Note”) which was charged to expense during the three months March 31, 2014. Per the terms of the Kaiser Note, the principal balance is $50,000, and is not secured by any collateral or any assets pledged to the holders. The maturity date is March 17, 2015, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at his sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Kaiser Note is the market closing price of the market day immediately preceding the date of conversion minus twenty percent (20%). We recorded a discount totaling $10,000 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $5,833 of the discount to interest expense during the year ended September 30, 2014.

RELATED PARTY CONVERTIBLE NOTES PAYABLE, LONG-TERM

On May 12, 2014, in connection with the 6% Notes, the Company issued a note for $40,000 to Kyle Tracey, which is recorded as a related party convertible note payable. We recorded a discount totaling $16,000 related to the beneficial conversion feature embedded in the 6% note to Mr. Tracey upon issuance. We amortized $6,667 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion on the 6% Convertible Note issued on May 13, 2014 to Mr. Tracey (the “Tracey PPM Note”) as part of a private placement transaction in exchange for capital of $40,000. Mr. Tracey converted principal of $40,000 and outstanding accrued and unpaid interest of $1,098 into 41,098 shares of restricted common stock of the Company at a per share conversion price of $1.00 in accordance with the terms of the convertible note. The conversion of the Tracey PPM Note was in full satisfaction of the note. The shares of common stock under the conversion were issued by the Company on November 7, 2014 and therefore classified the note as long-term on the accompanying balance sheet.

On February 18, 2014, the Company issued an 8% Convertible Note to Kyle Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $10,612 (the “Tracey Note”). Per the terms of the Tracey Note, the original principal balance is $10,612, and is not secured by any collateral or any assets pledged to the holder. The maturity date is February 18, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $4,245 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $1,415 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion the Tracey Note. Mr. Tracey converted principal of $10,612 and outstanding accrued and unpaid interest of $584 into 22,481 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Tracey Note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014 and therefore classified the note as long-term on the accompanying balance sheet.

On May 12, 2014, the Company issued an 8% Convertible Note to Kyle Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $11,042 (the “Tracey Note II”). Per the terms of the Tracey Note II, the original principal balance is $11,042, and is not secured by any collateral or any assets pledged to the holder. The maturity date is May 12, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note II is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $4,417 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $920 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion on the Tracey Note II. Tracey converted principal of $11,042 and outstanding accrued and unpaid interest of $407 into 22,989 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Tracey Note II was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014 and therefore classified the note as long-term on the accompanying balance sheet.

On May 12, 2014, the Company issued an 8% Convertible Note to its Director of Business Development, Michael Cook, for monies borrowed from Mr. Cook to cover outstanding accounts payable in the amount of $11,825 (the “Cook Note”). Per the terms of the Cook Note, the original principal balance is $11,825, and is not secured by any collateral or any assets pledged to the holder. The maturity date is May 12, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Cook Note is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $4,730 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $985 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion on the “Cook Note. Mr. Cook converted principal of $11,825 and outstanding accrued and unpaid interest of $435 into 24,619 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Cook Note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014 and therefore classified the note as long-term on the accompanying balance sheet.

On August 11, 2014, the Company issued a second 8% Convertible Note to Mr. Cook for monies borrowed from Mr. Cook to cover outstanding accounts payable in the amount of $15,115 (the “Cook Note II”). Per the terms of the Cook Note II, the original principal balance is $15,115, and is not secured by any collateral or any assets pledged to the holder. The maturity date is August 11 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Cook Note II is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $6,046 related to the beneficial conversion feature embedded in the notes upon issuance. On October 28, 2014, the Company received a Notice of Conversion on the Cook Note II. Mr. Cook converted principal of $15,115 and outstanding accrued and unpaid interest of $255 into 30,864 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Cook Note II was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014 and therefore classified the note as long-term on the accompanying balance sheet.

On August 11, 2014, the Company issued an 8% Convertible Note to Mr. Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $216,001 (the “Tracey Note III”). Per the terms of the Tracey Note III, the original principal balance is $216,001, and is not secured by any collateral or any assets pledged to the holder. The maturity date is August 11, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note III is the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $86,401 related to the beneficial conversion feature embedded in the notes upon issuance. On October 28, 2014, the Company received a Notice of Conversion on the Tracey Note III. Mr. Tracey converted principal of $216,001 and outstanding accrued and unpaid interest of $3,645 into 441,057 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014 and therefore classified the note as long-term on the accompanying balance sheet.

During the year ended September 30, 2014, the Company had recorded $25,572 of interest expense related to these notes. As of September 30, 2014, future principal payments of related party convertible notes payable are $90,000 and $284,595 for the fiscal years ending September 30: 2015 and 2016, respectively. The Company has the ability to increase the authorized common stock of the Company in the event that the convertible notes require more shares than available.

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

Additionally, on June 28, 2014, Mr. Tracey was granted 190,000 stock options pursuant to the Company’s 2014 Incentive and Nonstatutory Stock Option Plan (see Note 9). The stock options were granted at an exercise price of $1.66 which was equal to the fair market value of one share of the Company’s common stock on the date of grant

On March 27, 2014, the Company entered into an Executive Employment Agreement with Michael Cook (the “Cook Agreement”) pursuant to which we engaged Mr. Cook to provide executive services as our Director of Business Development for a period of two (2) years. Mr. Cook shall receive an annual salary of $80,000, he shall be eligible for any benefits made generally available by the Company, he shall be eligible to receive any bonuses made generally available by the Company, and he shall be reimbursed for any reasonable expenses incurred while performing his duties as the Company’s Director of Business Development. Additionally, Mr. Cook is entitled to receive severance equal to six (6) months base salary if terminated without cause by the Company.

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

On June 12, 2014, the same warrant holder was issued 373,576 shares of common stock of the Company pursuant to notice of exercise in full of the remainder of its warrant position. A total of 28,468 Warrant Shares were cancelled as a result of the conversion. Following this exercise, the warrant holder had zero warrants outstanding.

On August 21, 2014, Iroquois was issued 62,662 shares of common stock of the Company pursuant to notice of exercise in full of the remainder of its warrant position. A total of 2,742 Warrant Shares were cancelled as a result of the conversion. Following this exercise, the warrant holder had zero warrants outstanding.

As a result of the settlements, the exercise price of the Warrants decreased from $28.00 per share to $0.114 per share and the Warrants outstanding increased from 34,200 to 8,400,000. Each of the above Warrant conversions occurred at the same $0.114 per share price. As of the time of this filing, the Company has issued 3,128,428 shares of common stock to its warrant holders at $0.114 per share as a result of the above warrant exercises and has cancelled 4,083,303 Warrants via settlement and/or cashless exercise. An additional 1,184,727 Warrants remain outstanding and unexercised.

The Company recorded the estimated settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the three and six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices discussed above.  As of September 30, 2014, the estimated settlement liability is $2,464,232 based on the fair market value of 1,184,727 remaining warrants and reduced the change in derivative liability of $6,598,965 against the loss on settlement of stock. Management has recorded the amounts settled to additional paid-in capital in proportion to the total estimated settlement liability.

NOTE 8. INCOME TAXES

The following table presents the current and deferred income tax provision for federal and state income taxes for the year ended September 30, 2014 and the period March 26, 2013 (“Inception”) to September 30, 2013:

	2014	2013
Current tax provision (benefit):
Federal	$-	$-
State	800	-
Total	800	(41,000)
Deferred tax provision (benefit)
Federal	(262,000)	(29,000)
State	-	-
Valuation allowance	262,000	29,000
Total	-	-
Total provision (benefit) for income taxes	$800	$-

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended September 30, 2014 and the period March 26, 2013 (“Inception”) to September 30, 2013:

	2014	2013
US federal statutory income tax rate	(34.0%)	(34.5%)
State tax – net of benefit	(6.0%)	(6.0%)
	(40.0%)	(40.5%)

Permanent differences	38.7%	11.8%
Changes of deferred tax assets	0.2%	-%
Net operating losses and other	1.0%	-%
Increase in valuation allowance	0.1%	28.7%
Effective tax rate	-%	-%

The components of the Company’s deferred tax assets and (liabilities) for federal and state income taxes as of September 30, 2014 and 2013 consisted of the following:

	As of September,
	2014	2013
Current deferred tax assets (liabilities):
Accrued expenses and other	$-	$-
Total current deferred tax assets	-	-
Non-current deferred tax assets and liabilities:
State taxes	-	-
Contributed services	(18,000)	(12,000)
Stock options	(180,000)	-
Property, plant and equipment	(49,000)	-
Debt discounts	(166,000)	-
Net operating losses	704,000	41,000
Total non-current deferred tax assets	291,000	29,000
Valuation allowance	(291,000)	(29,000)
Total non-current deferred tax assets	-	-
Net deferred tax assets	$-	$-

During the year ended September 30, 2014 and the period March 26, 2013 (“Inception”) to September 30, 2013, the valuation allowance increased by $233,000 and $29,000, respectively. At September 30, 2014, the Company had approximately $730,000 of federal and state gross net operating losses allocated to continuing operations available. The net operating loss carry forwards, if not utilized, will begin to expire in 2033 for federal purposes and 2031 for state purposes.

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that some of the net deferred tax assets, specifically certain net operating losses, at September 30, 2014 will not be fully realizable. In addition, subsequent to year end significant shares were issued to shareholders in connection with the conversion of notes payable and a subscription for the purchase of common stock. In connection, with these issuances the Company determined that the historical NOLs have probably been impaired due to IRS Section 382 limitations. Due to the uncertainty surrounding realization of the remaining deferred tax assets, specifically the NOLs, the Company has provided a valuation allowance of $262,000 and $29,000 against its net deferred tax assets at September 30, 2014 and 2013, respectively. We will continue to monitor the recoverability of our net deferred tax assets.

As of September 30, 2014 and 2013, the Company has a State tax liability of $0 and $0, respectively. As of September 30, 2014 and 2013, the Company recorded no estimated taxes payable for Federal and State.

The Company has filed all United States Federal and State tax returns. The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2013 through 2014 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2013 through 2014 and currently does not have any ongoing tax examinations.

NOTE 9. STOCKHOLDERS’ DEFICIT

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

COMMON STOCK ISSUED FOR SERVICES

On January 31, 2014, the Company entered into an agreement to issue a 10% convertible promissory note to a consultant as compensation for investor relations services for a period of up to one (1) year. The agreement was terminated after five (5) months. On July 10, 2014, the holder converted principal of $41,667 and outstanding accrued and unpaid interest of $345 into 21,006 shares of the Company’s common stock at a per share conversion price of $2.00, which is in accordance with the terms of the convertible note payable. The conversion of the 10% Note was in full satisfaction of the note payable. See Note 4 for terms of the 10% Note. The Company recorded $462,356 to interest expense for the excess in fair market value of the stock issued.

On June 6, 2014, the Company entered into an agreement to issue 20,000 shares of its common stock to a consultant as compensation for investor relations services for a period of six (6) months valued at $29,600 at the date of issuance and $41,600 as of September 30, 2014. Per the terms of the agreement, 10,000 shares vest immediately, 5,000 shares vest after ninety (90) days, and 5,000 shares vest after one hundred days. The fair value of the stock vested and recorded during the year ended September 30, 2014 was $31,200

CONTRIBUTED SERVICES

During the period from March 26, 2013 (“Inception”) to March 31, 2014, services were provided by the Company’s Chief Executive Officer at no cost. The Company has recorded $5,000 per month for the services prior to commencing significant operations. The fair value of contributed services were based on previously negotiated monthly salary and has been recognized in the statement of stockholders’ deficit as contributed services, and the accompanying statements of operations as general and administrative expenses.

WARRANTS

Before the settlements described above in NOTE 7, on March 26, 2014 and March 31, 2014, respectively, the Warberg Entities exercised a total of 19,250 Series A Warrants (the “Warrants”) issued in May 2011 at $28.00 exercise price per share. In connection with this exercise, the Company issued 3,542 shares to the Warberg Entities via cashless exercise as provided in the Warrants.

The table below summarizes the Company’s warrant activity during the year ended September 30, 2014:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at September 30, 2013	8,400,000	$28.00	2.6	$-
Warrants Issued	-	-
Warrants Exercised	(3,131,970)	0.114
Cancelled/forfeited/expired	(4,083,303)	0.114
Warrants outstanding at September 30, 2014	1,184,727	$0.114	1.6	$7,217,234

OPTIONS

On June 27, 2014, the Company authorized the “2014 Incentive and Nonstatutory Stock Option Plan” (the “Plan”) whereby a maximum of 2,000,000 shares of the Company’s common stock could be granted in the form of incentive and nonstatutory stock options. If any shares of common stock subject to an award under the Plan are forfeited, expire, are settled for cash or are tendered by the participant or withheld by us to satisfy any tax withholding obligation, then, in each case, the shares subject to the award may be used again for awards under the Plan to the extent of the forfeiture, expiration, cash settlement or withholding.  The stock option awards issuable under the Plan can be made up of any combination of incentive and nonstatutory stock options. The stock options will be granted at fair market value on the date of grant and will vest as directed by the Board of Directors. Generally, the options will vest 25% at grant and 25% each subsequent six (6) months from the date of grant. Incentive stock options are available to employees only whereas nonstatutory stock options are available to independent contractors and consultants of the Company.

On June 27, 2014, concurrent with the formal adoption of the Plan, the Company’s Board of Directors granted a total of 1,000,000 stock options to certain employees, consultants and/or independent contractors of the Company (the “Option Grant”). The Option Grant includes options to purchase 520,000 shares granted to employees, consultants and/or independent contractors of the Company that are not executive officers.  In addition, the Board determined that executive officer Michael Cook, Director of Business Development, should receive options to purchase 100,000 shares and that Kyle Tracey, Chief Executive Officer and Chairman, and Joe Andreae, President and member of the Board, should receive options to purchase 190,000 shares each.  The options were granted at the market price of the Company’s common stock at close of business ($1.66 per share) on June 27, 2014, pursuant to the Company’s standard form stock option agreements under the Plan.  The options vest 25% at grant and 25% each subsequent six (6) months from the date of grant. The aggregate value of the 1,000,000 options on the grant date was $1,660,000 and the amount expensed upon the grant date was $415,000 as result of 250,000 options immediately vested. During the year ended September 30, 2014 an additional $22,312 was expensed due to the revaluing 212,500 non-employee options.

On July 28, 2014, the Company granted 25,000 nonstatutory stock options to a consultant pursuant to the Company’s 2014 Incentive and Nonstatutory Stock Option Plan. The options were granted at an exercise price of $2.14 which was equal to the fair market value of one share of the Company’s common stock on the date of grant. The aggregate value of the 25,000 options on the grant date was $52,750 and the amount expensed upon the grant date was $13,187 as result of 2,963 options immediately vested.

The description of the incentive and nonstatutory stock options herein is qualified in its entirety by reference to the full text of the Form of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement, which are attached as Exhibits 10.2 and 10.3, respectively, to the Current Report on Form 8-K filed with the SEC on July 3, 2014.

Option activity during the year ended September 30, 2014, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at September 30, 2013	125,000	$13.20	2.3	$-
Options granted	1,025,000	$1.67
Options exercised	-	$-
Options cancelled/forfeited/expired	-	$-
Options outstanding at September 30, 2014	1,150,000	$2.92	8.7	$4,648,294
Options exercisable at September 30, 2014	303,889	$6.41	5.8	$811,877

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

As of September 30, 2014, future stock compensation expense related to employee grants for the years ending September 30, 2015 and 2016 is expected to be $654,625 and $326,812, respectively. As of September 30, 2014, future stock compensation expense related to non-employee grants for the years ending September 30, 2015 and 2016 is expected to be $247,375 and $123,687, respectively.

NOTE 10. INTELLECTUAL PROPERTY

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

TRADEMARKS

On March 27, 2014, the Company and Stone Arch Studio, LLC entered into a Trademark Assignment Agreement whereby the Company acquired all right, title, priority and interest to the HIVE trademark U.S. Registration No. 44513069 as registered with the U.S. Patent and Trade Office (“USPTO”). This acquisition further protects the Company’s HIVE Ceramics brand vaporization line. As of September 30, 2014, the Company has capitalized $116,000 in costs paid related to the trademarks.

In addition, the Company has trademarks with the USPTO on several additional trademarks and tradenames utilized by the Company valued at $3,575.

PATENTS

On March 27, 2014, the Company formally closed its acquisition of the patent pending HIVE Ceramics vaporization technology. The Company has already begun exploiting this technology and intends to prosecute the patent application to completion. As of September 30, 2014, the Company has capitalized $14,890 in costs related to the pending patents.

The Company also has been in discussions to acquire additional patented technology from third parties to further grow and develop its branded product lines in the vaporization market.

NOTE 11. SUBSEQUENT EVENTS

Kyle Tracey Convertible Notes

See Notes 5 for subsequent conversions.

Joseph Andreae Notes Payable

See Notes 5 for subsequent repayments.

Michael Cook Convertible Notes

See Note 5 for subsequent conversions.

Misc. Convertible Notes

See Note 4 and 5 for subsequent conversions.

On December 3, 2014, Vape Holdings, Inc. (the “Company”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell, and the Investor agreed to purchase, an unsecured convertible promissory note (the “Note”) in the principal amount of $560,000 less an original issue discount (“OID”) of $50,000 and transaction expenses of $10,000 for a total purchase price of $500,000. The closing under the Securities Purchase Agreement occurred on December 3, 2014.

The Note bears interest at the rate of 10% per annum and is convertible into common stock of the Company at a conversion price per share of 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable Conversion (subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock at a lower purchase price (subject to certain exceptions))(the “Conversion Price”). In no event will the Conversion Price be less than $0.50 per share. Repayment of principal on the Note, together with accrued interest thereon, is due in twelve monthly installments, commencing six months from issuance. The Company may make such payments in cash (in which event the Company will pay a 25% premium) or, subject to certain conditions, in shares of common stock valued at the lower of the Conversion Price or 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable payment date. The Maturity Date of the Note is seventeen months from the date of issuance. The Company paid a finder’s fee in the amount of $25,000 in connection with this transaction.

Consulting Agreements

On October 20, 2014, the Company entered into consulting agreements with two consultants to provide business development and acquisition services to the Company. The consultants were each issued 100,000 options to purchase common stock of the Company by the Board of Directors as consideration for consulting services. The options were granted at the market price of the Company’s common stock at close of business ($0.83 per share). The options vest 25% at grant and 25% each subsequent six (6) months from the date of grant.

Officer Compensation and Bonuses

On October 20, 2014, the Company’s Board of Directors issued bonus stock grants of 30,000 shares of restricted common stock each to Joe Andreae and Kyle Tracey. An additional 30,000 shares of restricted common stock were granted to an employee.

On December 4, 2014, the Company’s Board of Directors increased the annual salaries of Joseph Andreae and Allan Viernes to $75,000 and $60,000, respectively. In addition, the Company paid bonuses of $3,000 and $5,000 to Joseph Andreae and Allan Viernes, respectively.

On December 4, 2014, the Company’s Board of Directors paid Kyle Tracey and Michael Cook bonuses of $3,000 and $3,500, respectively.

On December 4, 2014, the Company’s Board of Directors paid $11,000 in bonuses to various employees.

Additional Option Grants Under 2014 Stock Option Plan

On October 20, 2014, the Company’s Board of Directors granted a total of 20,000 stock options to certain employees and canceled 20,000 options previously allocated (but not issued) to employees. The options were granted at the market price of the Company’s common stock at close of business ($0.83 per share). The options vest 25% at grant and 25% each subsequent six (6) months from the date of grant.

On December 22, 2014, the Company’s Board of Directors granted a total of 775,000 stock options to certain employees. The option grant includes options to purchase 225,000 shares granted to employees that are not executive officers. In addition, the Board determined that executive officer Michael Cook, Director of Business Development, should receive options to purchase 25,000 shares and that Kyle Tracey, Chief Executive Officer and Chairman, and Joe Andreae, President and member of the Board, and Allan Viernes, Chief Financial Officer should receive options to purchase 175,000 shares each. The options were granted at the market price of the Company’s common stock at close of business ($0.70 per share). The options vest 25% at grant and 25% each subsequent six (6) months from the date of grant.

