Form 10-Q
period 2014-12-31
Vape Holdings, Inc.
filed 2015-02-17
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Number of shares of Common Stock outstanding at February 13, 2015:

Common Stock, par value $0.00001 per share	11,546,303
(Class)	(Number of Shares)

VAPE HOLDINGS INC.

FORM 10-Q

December 31, 2014

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).   It is suggested that the following consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the annual financial statements included in Form 10-K Vape Holdings, Inc. for the year ended September 30, 2014.

VAPE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash	$274,381	$48,370
Accounts receivable	25,867	16,771
Inventory	331,531	227,530
Prepaid Inventory	220,224	246,491
Other current assets	36,828	44,100
Deferred financing costs	30,627	-
Total current assets	919,458	583,262

Fixed assets, net of accumulated depreciation	112,267	106,377
Trademarks	123,150	119,575
Pending patents	16,340	14,890
Deferred financing costs, long-term	12,761	-
TOTAL ASSETS	$1,183,976	$824,104

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$101,546	$216,388
Accrued expenses	174,045	169,513
Customer deposits	4,567	-
Convertible notes payable, net of unamortized discount of $155,666 and $32,333, respectively	391,001	187,667
Related party convertible notes payable, net of unamortized discount of $1,669 and $4,168, respectively	48,331	45,832
Total current liabilities	719,490	619,400

Long term liabilities:
Convertible notes payable, long-term, net of unamortized discount of $60,555 and $19,800, respectively	172,778	178,200
Related party convertible notes payable, long-term, net of unamortized discount of $125,480 at September 30, 2014	-	199,115
Related party notes payable, long-term	288,462	341,290
Other liabilities, long-term	1,504	-
Warrant liability	1,054,407	2,464,232
Total liabilities	2,236,641	3,802,237

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.00001 par value - 100,000,000 authorized; 500,000 outstanding at December 31, 2014 and September 30, 2014	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000 shares; 10,955,678 and 10,032,436 issued and outstanding, respectively	109	100
Additional paid-in capital	23,745,212	22,402,662
Accumulated deficit	(24,797,985)	(25,380,895)
Total stockholders' deficit	(1,052,665)	(2,978,133)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,183,976	$824,104

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	For the Three Months Ended December 31,
	2014	2013
Revenue	$386,643	$-

Cost of revenue	149,886	-

Gross profit	236,757	-

Operating expense:
Sales and marketing	69,280	-
Research and development	51,853	-
General and administrative [A]	974,707	218,819
Total operating expenses	1,095,840	218,819

Operating loss	(859,083)	(218,819)

Other income (expense):
Interest expense	(77,990)	-
Interest expense - related party	(145,563)	(48,508)
Change in derivative liability	1,409,825	-
Gain on settlement	257,930	-
Total other income (expense), net	1,444,202	(48,508)

Income (loss) before provision for income taxes	585,119	(267,327)

Provision for income taxes	2,209	-

Net income (loss)	$582,910	$(267,327)

Net income available to common shareholders:
Earnings (loss) per common share - basic	$0.06	$(0.04)
Earnings (loss) per common share - diluted	$0.05	$(0.04)

Weighted average shares - basic	10,692,552	6,277,480
Weighted average shares - diluted	12,803,063	6,277,480

[A] Stock-based compensation was $612,549 and $0 for the three months ended December 31, 2014 and 2013, respectively.

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2014	500,000	$-	10,032,436	$100	$22,402,662	$(25,380,895)	$(2,978,133)
Conversion of related party notes payable and accrued interest	-	-	625,478	6	341,713	-	341,747
Conversion of note payables and accrued interest	-	-	207,764	2	220,260	-	220,262
Common stock issued for bonuses	-	-	90,000	1	74,699	-	74,700
Discount on convertible note payable at 10%	-	-	-	-	168,000	-	168,000
Stock-based compensation - employee options	-	-	-	-	466,587	-	466,587
Stock-based compensation - non-employee options	-	-	-	-	71,262	-	71,262
Net income	-	-	-	-	-	582,910	582,910
Balance at December 31, 2014	500,000	$-	10,955,678	$109	$23,745,211	$(24,797,985)	$(1,052,665)

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$582,910	$(267,327)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	13,495	-
Accretion of debt discounts	36,609	43,610
Non-cash interest expense	167,408	-
Fair value in excess of stock issued for conversion of notes payable and accrued interest	12,498	-
Fair value in excess of stock issued for conversion of related party notes payable and accrued interest	9,630	-
Gain on change in derivative liability	(1,409,825)	-
Gain on settlement	(257,930)	-
Fair value of officer services	-	15,000
Common stock issued for services	-	102,000
Stock-based compensation	612,549	-
Changes in operating assets and liabilities:
Accounts receivable	(9,096)	-
Inventory	(77,734)	-
Other assets	(36,116)	-
Accounts payable	80,158	85,149
Accrued expenses	36,196	3,510
Customer deposits	4,567	-
Net cash used in operating activities	(234,681)	(18,058)

Cash flows from investing activities:
Capital expenditures	(19,385)	-
Purchase of trademarks and pending patents	(5,025)	-
Net proceeds from settlement	62,930	-
Net cash provided by investing activities	38,520	-

Cash flows from financing activities:
Net proceeds from issuance of convertible note payable	475,000	-
Repayments on related party notes payable	(52,828)	-
Net borrowings to related parties	-	37,196
Net cash provided by financing activities	422,172	37,196

Net change in cash	226,011	19,138
Cash, beginning of period	48,370	568
Cash, end of period	$274,381	$19,706

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,588	$-
Taxes	$2,209	$-

Non-cash investing and financing activities:
Conversion of related party notes payable and accrued interest	$341,747	$64,951
Conversion of notes payable and accrued interest	$220,262	$-
Beneficial conversion feature recorded with convertible note payable	$168,000	$72,376
Original issue discount recorded with convertible note payable	$50,000	$-

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Vape Holdings, Inc. (“Vape,” the “Company,” “we,” “us,” “our,” “our company”) is a holding company with its primary focus in the manufacturing and distribution of healthy and sustainable vaporization products. The Company has designed and recently began marketing and distributing ceramic vaporization products under a unique brand. The Company has introduced a nonporous, non-corrosive, chemically inert medical-grade ceramic vaporization element as a healthy, sustainable alternative to traditional titanium and quartz vaporization materials, as well as lower-grade ceramic found in traditional electronic cigarettes and vaporizers. This material can be used for a wide range of applications, including stand-alone vaporization products and "E-cigs." Electronic cigarettes come in a variety of designs ranging from those that look vastly like traditional cigarettes, to larger vaporizer units which are capable of vaporizing liquid with varying viscosity. The process of vaporization is believed to eliminate the smoke, tar, ash, and other byproducts of traditional smoking by utilizing lower temperatures in a controlled electronic environment.

HIVE

HIVE Ceramics is the premier brand under the Vape umbrella. HIVE manufactures and distributes a proprietarily blended ceramic vaporization element for torched, electronic and portable vaporizers with countless design and product crossover capabilities in existing and emerging markets. HIVE is dedicated to bringing the healthiest and cleanest vaporization experience possible to the market. The HIVE product line currently consists of over 15 distinct ceramic elements, including the 2 piece domeless, domeless direct inject, and HIVE’s signature domeless elements covering 10mm, 14mm and 18mm applications as well as regular elements, the HIVE Flower Cup, the HIVE Carb Cap, HIVE Stinger Dabber, and the new 14mm HIVE x Quave – Club Banger.

The Company has recently launched ‘HIVE Glass.’ HIVE Glass is Vape’s newest line of products under the HIVE brand name. The HIVE GLASS line is precision made using state of the art manufacturing processes and techniques, and exclusively uses German Schott glass and fittings through all production phases. The aim with HIVE Glass is to create an affordable, high quality glass product that is both aesthetically pleasing and a highly functional vaporization product. Vape’s existing customer base and distribution network will be the catalyst for expansion of this new HIVE product line.

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

Management’s Plans

Vape’s financial statements reflect net income $582,910 primarily as a result of a gain on change in derivative liability and $257,390 gain on settlement. As of December 31, 2014, we had cash of $274,381 and working capital of $199,968. Management has subsequently obtained funding for operations described below and for the foreseeable future. However, there is a risk of default as the funding is subject to completion.

If current and projected revenue growth does not meet Management estimates, the Management may choose to raise additional capital through debt and/or equity transactions, renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations.

Entry into Securities Purchase Agreement for $1.8 million in Financing

On February 10, 2015, the Company entered into a securities purchase agreement (the “February 2015 Securities Purchase Agreement”) with an accredited investor pursuant to which the Company agreed to sell, and the investor agreed to purchase, an unsecured convertible promissory note (the “$2M Note”) in the principal amount of $2,000,000 less an original issue discount (“OID”) of $182,000 and transaction expenses of $10,000 for a total purchase price of $1,808,000. The closing under the February 2015 Securities Purchase Agreement occurred on February 10, 2015.

The $2M Note bears interest at the rate of 10% per annum and is convertible into common stock of the Company at a conversion price per share of 70% of the lowest daily VWAP in the ten (10) Trading Days immediately preceding the applicable Conversion (subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock at a lower purchase price (subject to certain exceptions))(the “Conversion Price”). In no event will the Conversion Price be less than $0.50 per share. Repayment of principal on the $2M Note, together with accrued interest thereon, is due in twelve bi-monthly installments, commencing approximately six months from issuance. The Company may make such payments in cash (in which event the Company will pay a 25% premium) or, subject to certain conditions, in shares of common stock valued at the lower of the Conversion Price or 70% of the lowest daily VWAP in the ten (10) Trading Days immediately preceding the applicable payment date. The Maturity Date of the $2M Note is twelve months from the date of issuance.

Offset

On January 22, 2015, the Company created a new wholly-owned subsidiary, Offset LLC (“Offset”), which is in the business of branding, marketing, and merchandising services. Offset will serve as Vape’s creative marketing, branding and merchandising vehicle working synergistically with Vape’s existing product lines, sales and distribution channels, HIVE Supply retail development while expanding into unique branding, marketing and merchandising avenues both inside and outside of the legal cannabis industry.

The Offset creative team brings an entrepreneurial branding spirit to the Vape Holdings team. The team’s experience covers the legal aspects of intellectual property, licensing, distribution agreements as well as commercial contracts for major brands and entertainers. The Offset team seeks to capitalize on Vape’s existing industry contacts while utilizing its existing contacts in other relevant industries to help take Vape Holdings to the next level by continuing to penetrate new markets.

The Vape management team is extremely excited by the potential Offset has to offer to existing Vape businesses and products as well as new, revenue-generating opportunities.

Consulting and Management Services and Real Estate Solutions

Vape also plans to leverage its management team’s vast experience in the legal cannabis concentrate industry to provide management, consulting, branding, real estate and compliant packaging solutions to lawfully operating participants in the legal cannabis industry. Although the Company plans to provide services to the industry, it does not grow, transport, harvest, or sell cannabis. Furthermore, it does not currently maintain an ownership interest in any extraction laboratories or concentrate facilities. As for its real estate services, the Company plans to hold properties in strategic locations deemed to be susceptible for large scale manufacturing and extraction of concentrates. Vape plans to purchase this real estate, build the full-scale infrastructure needed for these cultivation and extraction laboratories and then lease the real estate, equipment and infrastructure to these compliant cultivators. The Company also plans to provide property management and leasing services to legally compliant legal cannabis facilities. Vape management has extensive experience operating in the legal cannabis concentrate industry and knowledge of the ever-changing legal hurdles that legal concentrate manufacturer’s face. The Company plans to provide guidance and expertise to assist in the development of standardized labs, processes and packaging. To that end, the Company plans to work closely with the leaders in cultivation, extraction and lab testing in the most relevant markets to form a positive working group to set the standard for how these products are made, packaged and responsibly advertised. Vape plans to forge strategic relationships in the legal concentrate industry, develop intellectual property and standardize the build-out and process of concentrate manufacturing facilities. Vape has already begun deploying management and consultants into areas of interest to evaluate opportunities in this rapidly growing industry.

A number of states, including Oregon, Washington and Colorado, have enacted laws and regulations which allow the use, cultivation and production of medical and recreational marijuana. Vape plans to work with these legally compliant cultivation and extraction facilities that are in compliance with applicable state and local laws, rules and regulations.

Vape is organized and directed to operate strictly in accordance with all applicable state and federal laws.

NOTE 2.   ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, and notes payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$274,381	$–	$–	$274,381
Total assets measured at fair value	$274,381	$–	$–	$274,381

Liabilities
Derivative instruments	$–	$1,054,407	$–	$1,054,407
Total liabilities measured at fair value	$–	$1,054,407	$–	$1,054,407

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

Supplier

One supplier accounted for 100% of our ceramic purchases. The loss of this supplier would have a significant impact on the Company’s financial results.

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

We purchase product sourced from China which we are required to pay 50% upon placing the order. Amounts paid for products, which have not been received, are recorded as prepaid inventory. There are no amounts paid which are in dispute or considered impaired.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated life of tooling related to our ceramic products is three (3) years. The estimated life of our leasehold improvements is the lesser of the term of the related lease and useful life.

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

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. During the three months ended December 31, 2014 and 2013, the Company did not record any impairment of its trademarks and pending patents as its expected future cash flows are in excess of their carrying amounts.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and that have alternative future uses, both in research and development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, research and development costs include the research and development expenses related to prototypes of the Company’s products. During the three months ended December 31, 2014 and 2013, research and development costs were $51,853 and $0, respectively.

CONVERTIBLE DEBT

Convertible debt is accounted for under the guidelines established by ASC 470-20 “Debt with Conversion and Other Options”. ASC 470-20 governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting (explained below) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt.  Many of the conversion features embedded in the Company's convertible notes are variable and are adjusted based on a discount to market prices which could cause an unlimited number of common stock to be issued.  The management and board of directors currently have the ability to authorize additional shares of common stock primarily through their super voting rights under the Series A Preferred stock (See “NOTE 8 – STOCKHOLDERS’ DEFICIT”).

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

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated, based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders:

For the Three Months Ended December 31, 2014
Weighted average common shares outstanding used in calculating basic earnings per share	10,692,552
Effect of preferred stock	500,000
Effect of convertible notes payable	1,465,565
Effect of options and warrants	144,946
Weighted average common and common equivalent shares used in calculating diluted earnings per share	12,803,063

Net income as reported	$582,910
Add - Interest on convertible notes payable	88,865
Net income available to common stockholders	$671,775

The Company excluded 1,005,000 warrants from the computation for the three months ended December 31, 2014, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive:

For the Three Months Ended December 31, 2013
Common stock options	294,930
Common stock warrants	–
Effect of convertible note payable	1,368,222
1,663,152

The Company excluded 938,668 warrants from the computation for the year ended December 31, 2013, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

During the three months ended December 31, 2013, the Company would have excluded 125,000 options from the computation for diluted net income per share as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

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

The following weighted average variables were used in the Black Scholes model for all option issuances valued during the three months ended December 31, 2014 and 2013:

Three Months Ended December 31,	Stock Price at Grant Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
2014	$0.73	-%	$0.73	2.2%	380%	10.0
2013	n/a	n/a	n/a	n/a	n/a	n/a

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, codified into ASC 505-50.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

RISKS AND UNCERTAINTIES

Although forward-looking statements in this Quarterly Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

NOTE 3.   FIXED ASSETS

The following is a summary of fixed assets as of December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Tooling	$127,505	$122,555
Leasehold improvements	14,435	-
Accumulated depreciation	(29,673)	(16,178)
	$112,267	$106,377

During the three months ended December 31, 2014 and 2013, depreciation expense included in cost of revenue were $13,495 and $0, respectively.

NOTE 4.   ACCRUED EXPENSES

The following is a summary of accrued expenses as of December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Accrued interest	$15,566	$16,300
Accrued interest - related party	15,663	18,325
Accrued wages and taxes	125,909	108,374
Other	16,907	26,514
	$174,045	$169,513

NOTE 5.   THIRD PARTY DEBT

CONVERTIBLE NOTES PAYABLE

Beginning on February 11, 2014, the Company issued 6% Convertible Notes (the “6% Notes”) pursuant to subscription agreements to ten (10) accredited investors (the “Holders”) with the aggregate principal amount of $230,000. The 6% Notes are not secured by any collateral or any assets pledged to the Holders. The maturity dates are from February 28, 2015 to March 31, 2015, and the annual rate of interest is six percent (6%). Subject to certain limitations, the Holders can, at their sole discretion, convert the outstanding and unpaid principal and interest of their notes into fully paid and nonassessable shares of the Company’s common stock. The conversion price of these 6% Notes is the average of the fifteen (15) lowest daily VWAP’s occurring during the twenty (20) consecutive trading days immediately preceding the date each Holder elects convert all of their 6% Note minus a discount of 40%. In no event will the conversion price be less than $1.00 per share or greater than $3.00 per share. The Company had a preexisting relationship with each of the Holders, and no general solicitation or advertising was used in connection with the issuance of the 6% Notes. We recorded a discount totaling $92,000 related to the beneficial conversion feature embedded in the notes upon issuance and amortized $22,000 of the discount to interest expense during the three months ended December 31, 2014. As of December 31, 2014, there is $11,209 in accrued interest expense related to these notes and the Company recorded $3,372 in interest expense related to these notes during the three months ended December 31, 2014.

On December 3, 2014, Vape Holdings, Inc. (the “Company”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell, and the Investor agreed to purchase, an unsecured convertible promissory note (the “Note”) in the principal amount of $560,000 less an original issue discount (“OID”) of $50,000 and transaction expenses of $10,000 for a total purchase price of $500,000. The Company also paid a finder’s fee in the amount of $25,000 in connection with this transaction, which was recorded as a discount to the note as it was paid from the proceeds. The closing under the Securities Purchase Agreement occurred on December 3, 2014. The Company received $475,000 net proceeds after transactions costs. We amortized $2,778 of the discount to interest expense during the three months ended December 31, 2014. In addition, the Company recorded $45,940 in deferred financing costs and amortized $2,552 to interest expense during the three months ended, December 31, 2014. As of December 31, 2014, the Company capitalized $30,627 and $12,761 as current and long-term deferred financing costs, respectively.

The Note bears interest at the rate of 10% per annum and is convertible into common stock of the Company at a conversion price per share of 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable Conversion (subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock at a lower purchase price (subject to certain exceptions))(the “Conversion Price”). In no event will the Conversion Price be less than $0.50 per share. Repayment of principal on the Note, together with accrued interest thereon, is due in twelve monthly installments, commencing six months from issuance. The Company may make such payments in cash (in which event the Company will pay a 25% premium) or, subject to certain conditions, in shares of common stock valued at the lower of the Conversion Price or 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable payment date. The Maturity Date of the Note is seventeen months from the date of issuance. We recorded a discount totaling $168,000 related to the beneficial conversion feature embedded in the note upon issuance. We amortized $9,333 of the discount to interest expense during the three months ended December 31, 2014. As of December 31, 2014, $181,333 and $172,778, net of total unamortized discounts of $145,333 and $60,556, respectively are classified as current and long-term on the accompanying balance sheet. As of December 31, 2014, there is $4,356 in accrued interest expense related to these notes and the Company recorded $4,356 in interest expense related to this note during the three months ended December 31, 2014.

CONVERTIBLE NOTES PAYABLE, LONG-TERM

 On March 19, 2014, the Company issued an 8% Convertible Note to W-net Fund I, LP in exchange for the contribution of capital to the Company in the amount of $198,000 (the “W-net Note”). Per the terms of the W-net Note, the principal balance is $198,000, and is not secured by any collateral or any assets pledged to the holder. The maturity date is November 19, 2014 and interest accrues at 8% per annum. Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the W-net Note is eighty percent (80%) of the average of the three (3) lowest daily closing bid prices (the 3 lowest prices will be calculated on a VWAP basis) occurring during the ten (10) consecutive Trading Days immediately preceding the applicable conversion date on which the holder elects to convert. In no event shall the conversion price be less than $1.00 or greater than $3.00. We recorded a discount totaling $158,400 related to the beneficial conversion feature embedded in the notes upon issuance. On June 2, 2014, the W-net Note was assigned in its entirety to a third party free of any liens or encumbrances. On October 28, 2014, the Company received a Notice of Conversion for the W-net Note. The noteholder converted principal of $198,000 and outstanding accrued and unpaid interest of $9,764 into 207,764 shares of restricted common stock of the Company at a per share conversion price of $1.00 in accordance with the terms of the convertible note payable. The conversion of this note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $19,800 to non-cash interest expense.

The Company has the ability to increase the authorized common stock of the Company in the event that the convertible notes require more shares than available.

NOTE 6.   RELATED PARTY DEBT

RELATED PARTY NOTES PAYABLE, LONG-TERM

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013.  This payable was converted into a note payable on December 7, 2013. The note payable bears interest of 6% per annum with a maturity date of December 1, 2016. As of December 31, 2014, there is $963 in accrued interest expense related to this note and the Company recorded $231 in interest expense related to this note during the three months ended December 31, 2014.

On December 7, 2013, the Company issued a note payable to a shareholder of the Company in the amount of $23,462 for monies previously borrowed from shareholder.  The note is unsecured and bears interest of 6% per annum and matures on December 1, 2016. On January 22, 2015, the Company settled and paid the note and accrued interest of $1,504 for $20,000.

On February 28, 2014, the Company issued a note payable to HIVE (the “HIVE Note) for the principal amount of $250,000 in connection with the Hive asset acquisition. Per the terms of the HIVE Note, the maturity date is February 27, 2016 and the annual rate of interest is six percent (6%). No prepayment penalty exists. The HIVE Note is unsecured. As of December 31, 2014, there is $11,519 in accrued interest expense related to this note and the Company recorded $3,834 in interest expense related to this note during the three months ended December 31, 2014.

On May 12, 2014, the Company issued a note payable to its President, Joseph Andreae in the amount of $40,000 for monies previously borrowed during the three and six months ended March 31, 2014 (the “Andreae Note”).  The note was unsecured and bears interest of 6% per annum and matures on May 1, 2016. On December 4, 2014, the Company repaid the principal balance of $40,000 and accrued interest of $1,348 in full satisfaction on the Andreae Note.

On August 11, 2014, the Company issued a 6% note payable to its President, Joseph Andreae, for monies borrowed from Mr. Andreae to cover outstanding accounts payable in the amount of $12,828 (the “Andreae Note II”). Per the terms of the Andreae Note, the original principal balance   was $12,828, and was not secured by any collateral or any assets pledged to the holder. The maturity date is November 30, 2014, and the annual rate of interest is six percent (6%). The monies were funded during the three and nine months ended June 30, 2014. On December 4, 2014, the Company repaid principal balance of $12,828 and accrued interest of $240 in full satisfaction of the Andreae Note II.

RELATED PARTY CONVERTIBLE NOTES PAYABLE

On February 18, 2014, the Company issued 8% Convertible Notes to two third parties to cover outstanding accounts payable in the amount of $20,000.  Per the terms of the notes, the aggregate principal balance is $20,000, and was not secured by any collateral or any assets pledged to the holders. The maturity date is February 18, 2016, and the annual rate of interest is eight percent (8%).  Subject to certain limitations, the holders can, at their sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the notes was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $8,000 related to the beneficial conversion feature embedded in the notes upon issuance.  We amortized $1,000 and $1,667 of the discount to interest expense during the three and nine months ended June 30, 2014, respectively. On October 28, 2014, the Company received a Notice of Conversion on two (2) 8% Convertible Notes issued to third parties on February 18, 2014 to cover expenses of the Company. The noteholders converted aggregate principal of $20,000 and aggregate outstanding accrued and unpaid interest of $1,100 into an aggregate of 42,370 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of their convertible notes payable. The conversion of these notes was in full satisfaction of the notes payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $5,333 to non-cash interest expense.

On March 17, 2014, the Company issued an 8% Convertible Note to Jerome Kaiser, former CEO, CFO and Director of the Company for services rendered to the Company in the amount of $50,000 (the “Kaiser Note”) which was charged to expense during the three months March 31, 2014. Per the terms of the Kaiser Note, the principal balance is $50,000, and is not secured by any collateral or any assets pledged to the holders. The maturity date is March 17, 2015, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at his sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Kaiser Note is the market closing price of the market day immediately preceding the date of conversion minus twenty percent (20%). We recorded a discount totaling $10,000 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $2,500 of the discount to interest expense during the year ended December 31, 2014. As of December 31, 2014, there is $3,180 in accrued interest expense related to this note and the Company recorded $1,021 in interest expense related to this note during the three months ended December 31, 2014.

RELATED PARTY CONVERTIBLE NOTES PAYABLE, LONG-TERM

On February 18, 2014, the Company issued an 8% Convertible Note to Kyle Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $10,612 (the “Tracey Note”). Per the terms of the Tracey Note, the original principal balance is $10,612, and was not secured by any collateral or any assets pledged to the holder. The maturity date was February 18, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $4,245 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $1,415 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion the Tracey Note. Mr. Tracey converted principal of $10,612 and outstanding accrued and unpaid interest of $584 into 22,481 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Tracey Note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $2,830 to non-cash interest expense.

On May 12, 2014, in connection with the 6% Notes, the Company issued a note for $40,000 to Kyle Tracey, which was recorded as a related party convertible note payable. We recorded a discount totaling $16,000 related to the beneficial conversion feature embedded in the 6% note to Mr. Tracey upon issuance. We amortized $6,667 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion on the 6% Convertible Note issued on May 13, 2014 to Mr. Tracey (the “Tracey PPM Note”) as part of a private placement transaction in exchange for capital of $40,000. Mr. Tracey converted principal of $40,000 and outstanding accrued and unpaid interest of $1,098 into 41,098 shares of restricted common stock of the Company at a per share conversion price of $1.00 in accordance with the terms of the convertible note. The conversion of the Tracey PPM Note was in full satisfaction of the note. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $13,333 to non-cash interest expense.

On May 12, 2014, the Company issued an 8% Convertible Note to Kyle Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $11,042 (the “Tracey Note II”). Per the terms of the Tracey Note II, the original principal balance is $11,042, and was not secured by any collateral or any assets pledged to the holder. The maturity date was May 12, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note II was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $4,417 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $920 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion on the Tracey Note II. Tracey converted principal of $11,042 and outstanding accrued and unpaid interest of $407 into 22,989 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Tracey Note II was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $3,497 to non-cash interest expense.

On May 12, 2014, the Company issued an 8% Convertible Note to its Director of Business Development, Michael Cook, for monies borrowed from Mr. Cook to cover outstanding accounts payable in the amount of $11,825 (the “Cook Note”). Per the terms of the Cook Note, the original principal balance was $11,825, and was not secured by any collateral or any assets pledged to the holder. The maturity date is May 12, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Cook Note was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $4,730 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $985 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion on the “Cook Note. Mr. Cook converted principal of $11,825 and outstanding accrued and unpaid interest of $435 into 24,619 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Cook Note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $3,745 to non-cash interest expense.

On August 11, 2014, the Company issued a second 8% Convertible Note to Mr. Cook for monies borrowed from Mr. Cook to cover outstanding accounts payable in the amount of $15,115 (the “Cook Note II”). Per the terms of the Cook Note II, the original principal balance was $15,115, and is was secured by any collateral or any assets pledged to the holder. The maturity date is August 11 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Cook Note II was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $6,046 related to the beneficial conversion feature embedded in the notes upon issuance. On October 28, 2014, the Company received a Notice of Conversion on the Cook Note II. Mr. Cook converted principal of $15,115 and outstanding accrued and unpaid interest of $255 into 30,864 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Cook Note II was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $5,542 to non-cash interest expense.

On August 11, 2014, the Company issued an 8% Convertible Note to Mr. Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $216,001 (the “Tracey Note III”). Per the terms of the Tracey Note III, the original principal balance was $216,001, and is not secured by any collateral or any assets pledged to the holder. The maturity date was August 11, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note III was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $86,401 related to the beneficial conversion feature embedded in the notes upon issuance. On October 28, 2014, the Company received a Notice of Conversion on the Tracey Note III. Mr. Tracey converted principal of $216,001 and outstanding accrued and unpaid interest of $3,645 into 441,057 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $79,200 to non-cash interest expense.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

Officer Compensation and Bonuses

On October 20, 2014, the Company’s Board of Directors issued bonus stock grants of 30,000 shares of restricted common stock each to Joseph Andreae and Kyle Tracey. An additional 30,000 shares of restricted common stock were granted to an employee.

On December 4, 2014 and January 3, 2015, the Company’s Board of Directors increased each of the annual salaries of Joseph Andreae and Allan Viernes to $80,000 and $80,000, respectively.

On December 4, 2014, the Company paid bonuses of $3,000, $3,000, $5,000, and $3,500 to Kyle Tracey, Joseph Andreae, Allan Viernes, and Michael Cook, respectively. In addition, on December 4, 2014, the Company’s Board of Directors paid $11,000 in bonuses to various employees.

Warrant Liability

The Company recorded the estimated settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices discussed above.  As of December 31, 2014, the estimated settlement liability is $1,054,407 based on the fair market value of 1,184,727 remaining warrants and therefore the Company recorded a gain on the change in derivative liability of $1,409,825 during the three months ended December 31, 2014.

Settlement of Company Legal Claims

On December 15, 2014, the Company recorded a gain on settlement of $257,930 for a confidential settlement by and between the Company and certain shareholders and related parties as settlement for certain potential legal claims held by the Company. As a result of the settlement, the Company received net proceeds of $62,930 and vendor credits of $200,000 during the three months ended December 31, 2014. A total of $325,000 in vendor credits has been received in connection with the settlement and no further credits will be given. Subsequently, in January 2015, certain employees were assigned 440,625 shares of common stock valued at $370,938 recorded as stock compensation and as a gain on settlement after December 31, 2014.

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

COMMON STOCK ISSUED FOR BONUSES

See Note 7 for common stock issued for bonuses.

WARRANTS

The table below summarizes the Company’s warrant activity during the three month period ended December 31, 2014:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at September 30, 2014	1,184,726	$0.114	1.6	$7,217,234
Warrants issued	-	-
Warrants exercised	-	-
Cancelled/forfeited/expired	-	-
Warrants outstanding at December 31, 2014	1,184,726	$0.114	1.4	$1,106,498

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

On June 27, 2014, concurrent with the formal adoption of the Plan, the Company’s Board of Directors granted a total of 1,000,000 stock options to certain employees, consultants and/or independent contractors of the Company (the “Option Grant”). The Option Grant includes options to purchase 520,000 shares granted to employees, consultants and/or independent contractors of the Company that are not executive officers.  In addition, the Board determined that executive officer Michael Cook, Director of Business Development, should receive options to purchase 100,000 shares and that Kyle Tracey, Chief Executive Officer and Chairman, and Joseph Andreae, President and member of the Board, should receive options to purchase 190,000 shares each.  The options were granted at the market price of the Company’s common stock at close of business ($1.66 per share) on June 27, 2014, pursuant to the Company’s standard form stock option agreements under the Plan.  The options vest 25% at grant and 25% each subsequent six (6) months from the date of grant. The aggregate value of the 1,000,000 options on the grant date was $1,660,000 and the amount expensed upon the grant date was $415,000 as result of 250,000 options immediately vested. On September 30, 2014 an additional $22,312 was expensed due to the revaluing 212,500 non-employee options.

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

Additional Option Grants Under 2014 Stock Option Plan

On October 20, 2014, the Company’s Board of Directors granted a total of 20,000 stock options to certain employees and canceled 20,000 options previously allocated (but not issued) to employees. The options were granted at the market price of the Company’s common stock at close of business ($0.83 per share). The options vest 25% at grant and 25% each subsequent six (6) months from the date of grant. The aggregate value of the 20,000 options on the grant date was $16,600 and the amount expensed upon the grant date was $4,150 as result of 5,000 options immediately vested.

On December 22, 2014, the Company’s Board of Directors granted a total of 775,000 stock options to certain employees. The option grant includes options to purchase 225,000 shares granted to employees that are not executive officers. In addition, the Board determined that executive officer Michael Cook, Director of Business Development, should receive options to purchase 25,000 shares and that Kyle Tracey, Chief Executive Officer and Chairman, and Joseph Andreae, President and member of the Board, and Allan Viernes, Chief Financial Officer should receive options to purchase 175,000 shares each. The options were granted at the market price of the Company’s common stock at close of business ($0.70 per share). The options vest 25% at grant and 25% each subsequent six (6) months from the date of grant. The aggregate value of the 775,000 options on the grant date was $542,500 and the amount expensed upon the grant date was $135,625 as result of 193,750 options immediately vested.

Consulting Agreements

On October 20, 2014, the Company entered into consulting agreements with two consultants to provide business development and acquisition services to the Company. The consultants were each issued 100,000 options to purchase common stock of the Company by the Board of Directors as consideration for consulting services. The options were granted at the market price of the Company’s common stock at close of business ($0.83 per share). The options vest 25% at grant and 25% each subsequent six (6) months from the date of grant. The aggregate value of the 200,000 options on the grant date was $166,000 and the amount expensed upon the grant date was $41,500 as result of 50,000 options immediately vested. On December 31, 2014 an additional $3,000 was expensed due to the revaluing the 200,000 non-employee options.

As of December 31, 2014, no options are available for issuance under the Plan. During the year ended September 30, 2014, the Company recorded $537,849 of non-cash “stock options expense” related to the options issued/granted. There was no such expense in the same period during fiscal year 2013.

Option activity during the three months ended December 31 2014, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at September 30, 2014	1,150,000	$2.92	8.7	$4,648,294
Options granted	995,000	$0.73
Options exercised	-	$-
Options cancelled/forfeited/expired	(145,000)	$11.61
Options outstanding at December 31, 2014	2,000,000	$1.20	9.7	$317,629
Options exercisable at December 31, 2014	751,250	$1.36	9.6	$79,407

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

During the three months ended December 31, 2014 and 2013, $466,587 and $0 were recorded as stock-based compensation related to employee options, respectively. During the three months ended December 31, 2014 and 2013, $71,262 and $0 were recorded as stock-based compensation related to non-employee options, respectively. As of December 31, 2014, future stock compensation expense related to employee grants for the fiscal years ending September 30, 2015 and 2016 is expected to be $466,587 and $71,262, respectively. As of December 31, 2014, future stock compensation expense related to non-employee grants for the years ending September 30, 2015 and 2016 is expected to be $606,362 and $115,762, respectively.

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

TRADEMARKS

On March 27, 2014, the Company and Stone Arch Studio, LLC entered into a Trademark Assignment Agreement whereby the Company acquired all right, title, priority and interest to the HIVE trademark U.S. Registration No. 44513069 as registered with the U.S. Patent and Trade Office (“USPTO”). This acquisition further protects the Company’s HIVE Ceramics brand vaporization line. In addition, the Company has filed for trademark protection with the USPTO on several additional trademarks and tradenames to be utilized by the Company in the future as the marks register. As of December 31, 2014, the Company has capitalized $123,150 in costs related to the trademarks.

PATENTS

On March 27, 2014, the Company formally closed its acquisition of the patent pending HIVE Ceramics vaporization technology. The Company has already begun exploiting this technology and intends to prosecute the patent application to completion. As of December 31, 2014, the Company has capitalized $16,340 in costs related to the pending patents.

The Company also has been in discussions to acquire additional patented technology from third parties to further grow and develop its branded product lines in the vaporization market.

NOTE 10. SUBSEQUENT EVENTS

Offset

See Note 1 for formation of Vape wholly-owned subsidiary Offset.

Related Party Note Payable, Long-term

See Note 6 for settlement of long-term note payable.

Settlement of Company Legal Claims

See Note 7 for additional gain on settlement of legal claims.

Entry into Securities Purchase Agreement for $1.8M in Financing

See Note 1 for subsequent financing.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has provided below information about Vape’s financial condition and results of operations for the three months ended December 31, 2014 and 2013. This information should be read in conjunction with Vape’s unaudited consolidated financial statements for the year ended September 30, 2014 and period from March 26, 2013 (“Inception”) to September 30, 2013, including the related notes thereto, which begin on page 1 of this report. The following discussion and analysis contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements.

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

HIVE

HIVE Ceramics is the premier brand under the Vape umbrella. HIVE manufactures and distributes a proprietarily blended ceramic vaporization element for torched, electronic and portable vaporizers with countless design and product crossover capabilities in existing and emerging markets. HIVE is dedicated to bringing the healthiest and cleanest vaporization experience possible to the market. The HIVE product line currently consists of over 15 distinct ceramic elements, including the 2 piece domeless, domeless direct inject, and HIVE’s signature domeless elements covering 10mm, 14mm and 18mm applications as well as regular elements, the HIVE Flower Cup, the HIVE Carb Cap, HIVE Stinger Dabber, and the new 14mm HIVE x Quave – Club Banger.

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

Offset

On January 22, 2015, the Company created a new wholly-owned subsidiary, Offset LLC (“Offset”), which is in the business of branding, marketing, and merchandising services. Offset will serve as Vape’s creative marketing, branding and merchandising vehicle working synergistically with Vape’s existing product lines, sales and distribution channels, HIVE Supply retail development while expanding into unique branding, marketing and merchandising avenues both inside and outside of the legal cannabis industry.

The Offset creative team brings an entrepreneurial branding spirit to the Vape Holdings team. The team’s experience covers the legal aspects of intellectual property, licensing, distribution agreements as well as commercial contracts for major brands and entertainers. The Offset team seeks to capitalize on Vape’s existing industry contacts while utilizing its existing contacts in other relevant industries to help take Vape Holdings to the next level by continuing to penetrate new markets.

The Vape management team is extremely excited by the potential Offset has to offer to existing Vape businesses and products as well as new, revenue-generating opportunities.

Consulting and Management Services and Real Estate Solutions

Vape also plans to leverage its management team’s vast experience in the legal cannabis concentrate industry to provide management, consulting, branding, real estate and compliant packaging solutions to lawfully operating participants in the legal cannabis industry. Although the Company plans to provide services to the industry, it does not grow, transport, harvest, or sell cannabis. Furthermore, it does not currently maintain an ownership interest in any extraction laboratories or concentrate facilities. As for its real estate services, the Company plans to hold properties in strategic locations deemed to be susceptible for large scale manufacturing and extraction of concentrates. The company plans to provide property management and leasing services to legally compliant legal cannabis facilities. Vape management has extensive experience operating in the legal cannabis concentrate industry and knowledge of the ever-changing legal hurdles that legal concentrate manufacturer’s face. The Company plans to provide guidance and expertise to assist in the development of standardized labs, processes and packaging. To that end, the Company plans to work closely with the leaders in cultivation, extraction and lab testing in the most relevant markets to form a positive working group to set the standard for how these products are made, packaged and responsibly advertised. Vape plans to forge strategic relationships in the legal concentrate industry, develop intellectual property and standardize the build-out and process of concentrate manufacturing facilities. Vape has already begun deploying management and consultants into areas of interest to evaluate opportunities in this rapidly growing industry.

A number of states, including Oregon, Washington and Colorado, have enacted laws and regulations which allow the use, cultivation and production of medical and recreational marijuana. Vape plans to work with these legally compliant cultivation and extraction facilities that are in compliance with applicable state and local laws, rules and regulations.

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

Employees

As of December 31, 2014, we had 11 employees. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. We consider our relationship with our employees to be positive.

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

REVENUE RECOGNITION

The Company recognizes revenues from product sales when (a) persuasive evidence that an agreement exists; (b) the products have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured.  Sales tax is charged on retail sales in the applicable district. Products are warrantied 24 hours of delivery if they are damaged during the shipping .

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

COMMITMENTS AND CONTINGENCIES

The Company recorded the estimated settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices discussed above.  As of December 31, 2014, the estimated settlement liability is $1,054,407 based on the fair market value of 1,184,727 remaining warrants and therefore the Company recorded a gain on the change in derivative liability of $1,409,825 during the three months ended December 31, 2014.

Results of Operations

The results of operations information below provides details on net loss and general and administrative expenses. General and administrative expenses provide details on continuing operations and include items such as management compensation, SEC compliance, insurance, office and other general expenses.

For the Three Months Ended December 31, 2014 and 2013

Net Income (Loss).  For the three months ended December 31, 2014 and 2013, net income and net loss was $582,910 and ($267,327), respectively.

Revenue. For the three months ended December 31, 2014 and 2013, revenue was $386,643 and $0, respectively.

Cost of Revenue. For the three months ended December 31, 2014 and 2013, cost of revenue was $149,886 and $0, respectively. In 2014, cost of revenue includes approximately $69,000 of products costs, $13,000 of depreciation, $2,000 of product insurance, $12,000 warehouse costs, $8,000 of royalties, $18,000 of freight, $4,000 of packaging and labeling, and $22,000 of quality assurance.

Gross Profit. For the three months ended December 31, 2014 and 2013, gross profit was $236,757 or 61% and $0 or 0%, respectively.

Sales and Marketing. For the three months ended December 31, 2014 and 2013, sales and marketing expenses were $69,280 and $0, respectively. In 2014, sales and marketing expenses included approximately $6,000 of trade show expenses, $8,000 of promotional items, $11,000 of outside sales expense, $16,000 of inside sales expense, and $15,000 of E-commerce costs.

Research and Development. For the three months ended December 31, 2014 and 2013, research and development costs were $51,853 and $0, respectively.

General and Administrative. For the three months ended December 31, 2014 and 2013, general and administrative expenses were $974,707 and $218,819, respectively. In 2014, general and administrative expenses included approximately $11,000 of investor relations and filing fees, $116,000 of payroll and taxes, $25,000 of accounting fees, $5,000 of legal fees, $34,000 of office expense, $25,000 of bank and credit card processing fees, $13,000 of travel expenses, $75,000 in common stock bonuses, and $467,000 and $71,000 in stock options expense to employees and non-employees, respectively. In 2013, it consisted of approximately $43,000 of accounting fees and $47,000 of legal fees.

Interest Expense. For the three months ended December 31, 2014 and 2013, interest expense was $77,990 and $0, respectively. In 2014, interest expense included approximately $34,000 of accretion of debt discounts, $3,000 of amortization of deferred financing costs, $9,000 of interest expense, and $32,000 of non-cash interest expense.

Interest Expense – related party. For the three months ended December 31, 2014 and 2013, related party interest expense was $145,563 and $48,508, respectively. In 2014, related party interest expense included approximately $2,000 of accretion of related party debt discounts, $8,000 of related party interest expense, and $135,000 of related party non-cash interest expense. In 2013, interest expense on related party convertible notes payable was $48,508.

Change in Derivative Liability. For the three months ended December 31, 2014 and 2013, the gain on change in derivative liability was $1,409,825 and $0, respectively due to the decrease in the stock price.

Gain on Settlement. For the three months ended December 31, 2014 and 2013, the gain on settlement was $257,930 and $0, respectively due to a confidential settlement by and between the Company and certain shareholders. See Note 7.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $274,381 and working capital of $199,968 as compared to cash of $48,370 and a working capital deficit of $36,138 as of September 30, 2014.

We had total liabilities of $2,236,641 as of December 31, 2014, including current liabilities of $101,546 of accounts payable, $174,045 of accrued expenses, customer deposits of $4,567, $391,001 of convertible notes payable, $48,331 of related party convertible notes payable, and long-term liabilities of $172,778 convertible notes payable, $288,462 of related party notes payable, and $1,054,407 of warrant liability. We had total liabilities of $3,802,237 as of September 30, 2014, including current liabilities of $216,388 of accounts payable, $169,513 of accrued expenses, $187,667 of convertible notes payable, $45,832 of related party convertible notes payable, and long-term liabilities of $178,200 convertible notes payable, $199,115 of related party convertible notes payable, $341,290 of related party notes payable, and $2,464,232 of warrant liability.

We had a total stockholders’ deficit of $1,052,665 and an accumulated deficit of $24,797,985 as of December 31, 2014.

We used $234,681 of cash in operating activities during three months ended December 31, 2014, which was attributable primarily to our net income of $582,910, which was offset by $13,495 of depreciation, $1,409,825 gain on change in derivative liability, $257,930 gain on settlement, $36,609 of accretion of debt discounts, $167,408 of non-cash interest expense, $12,498 of fair value in excess of stock issued for conversion of notes payable and accrued interest, $9,630 of fair value in excess of stock issued for conversion of related party notes payable and accrued interest, $612,549 of stock-based compensation, and $2,025 of net use of cash change in operating assets and liabilities. During the three months ended December 31, 2013, cash of $18,058 was provided by operating activities, which was primarily attributable to our net loss of $267,327, which was offset by $43,610 of accretion of debt discounts, $15,000 of fair value of officer services, $102,000 of common stock issued for services, and $8,659 of net cash provided by the change in operating assets and liabilities.

Investing activities provided $38,520 during the three months ended December 31, 2014 consisting of $62,930 of net proceeds from settlement offset by $19,385 of capital expenditures and $5,025 for trademarks and pending patents. In 2013, there were no investing activities.

We had $422,172 of net cash provided by financing activities during the three months ended December 31, 2014 consisting of $475,000 of net proceeds from issuance of a convertible notes payable and repayments on related party notes payable of $52,828. In 2013, financing activities included $37,196 of net borrowings to related parties.

On February 10, 2015, the Company entered into a securities purchase agreement (the “February 2015 Securities Purchase Agreement”) with an accredited investor pursuant to which the Company agreed to sell, and the investor agreed to purchase, an unsecured convertible promissory note (the “$2M Note”) in the principal amount of $2,000,000 less an original issue discount (“OID”) of $182,000 and transaction expenses of $10,000 for a total purchase price of $1,808,000. The closing under the February 2015 Securities Purchase Agreement occurred on February 10, 2015.

The $2M Note bears interest at the rate of 10% per annum and is convertible into common stock of the Company at a conversion price per share of 70% of the lowest daily VWAP in the ten (10) Trading Days immediately preceding the applicable Conversion (subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock at a lower purchase price (subject to certain exceptions))(the “Conversion Price”). In no event will the Conversion Price be less than $0.50 per share. Repayment of principal on the $2M Note, together with accrued interest thereon, is due in twelve bi-monthly installments, commencing approximately six months from issuance. The Company may make such payments in cash (in which event the Company will pay a 25% premium) or, subject to certain conditions, in shares of common stock valued at the lower of the Conversion Price or 70% of the lowest daily VWAP in the ten (10) Trading Days immediately preceding the applicable payment date. The Maturity Date of the $2M Note is twelve months from the date of issuance.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of Vape’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

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

On October 20, 2014, the Company’s Board of Directors granted a total of 20,000 stock options to certain employees and canceled 20,000 options previously allocated (but not issued) to employees. The options were granted at the market price of the Company’s common stock at close of business ($0.83 per share) on the date of grant. The options vest 25% at grant and 25% each subsequent six (6) months from the date of grant.

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

In connection with the above stock sales, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). We had or one of our affiliates had a prior business relationship with each of the purchasers, and no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities

 None.

Item 4.    Mine Safety Disclosures

 Not Applicable.

Item 5.    Other Information

 None.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Securities Purchase Agreement, dated February 10, 2015.
10.2	Unsecured Convertible Promissory Note, dated February 10, 2015.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

Vape Holdings, Inc.
Registrant

Dated: February 17, 2015	/s/ Kyle Tracey
Kyle Tracey
Chief Executive Officer
(Principal Executive Officer)

Dated: February 17, 2015	/s/ Allan Viernes
Allan Viernes
Chief Financial Officer
(Principal Financial and Accounting Officer)

