Form 10-Q
period 2015-03-31
Vape Holdings, Inc.
filed 2015-05-15
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  ___________ to ___________.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of Common Stock outstanding at May 15, 2015:

Common Stock, par value $0.00001 per share	11,383,505
(Class)	(Number of Shares)

VAPE HOLDINGS INC.

FORM 10-Q

March 31, 2015

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).   It is suggested that the following consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the annual financial statements included in Form 10-K Vape Holdings, Inc. for the year ended September 30, 2014.

VAPE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash	$241,691	$48,370
Accounts receivable	30,612	16,771
Inventory	425,144	227,530
Prepaid inventory	109,475	246,491
Other current assets	33,427	44,100
Deferred financing costs	39,394	-
Total current assets	879,743	583,262

Fixed assets, net of accumulated depreciation	119,308	106,377
Trademarks	123,150	119,575
Pending patents	20,420	14,890
Deferred financing costs, long-term	5,105	-
TOTAL ASSETS	$1,147,726	$824,104

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$171,136	$216,388
Accrued expenses	84,807	169,513
Customer deposits	1,275	-
Convertible notes payable, net of unamortized discount of $256,285 and $32,333, respectively	640,383	187,667
Related party convertible notes payable, net of unamortized discount of $4,168 at September 30, 2014	-	45,832
Total current liabilities	897,601	619,400

Long term liabilities:
Convertible notes payable, long-term, net of unamortized discount of $24,222 and $19,800, respectively	69,110	178,200
Related party convertible notes payable, long-term, net of unamortized discount of $125,480 at September 30, 2014	-	199,115
Related party notes payable, long-term	265,000	341,290
Warrant liability	639,753	2,464,232
Total liabilities	1,871,464	3,802,237

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.00001 par value - 100,000,000 authorized;
500,000 outstanding at March 31, 2015 and September 30, 2014	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000 shares;
11,824,130 issued at March 31, 2015, 11,383,505 outstanding at March 31, 2015, and 10,032,436 issued and outstanding at September 30, 2014	114	100
Additional paid-in capital	24,356,519	22,402,662
Treasury stock, 440,625 at March 31, 2015	(367,531)	-
Accumulated deficit	(24,712,840)	(25,380,895)
Total stockholders' deficit	(723,738)	(2,978,133)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,147,726	$824,104

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014
Revenue
Ceramics	$396,100	$30,759	$782,743	$30,759
Merchandise	19,159	-	19,159	-
Total revenue	415,259	30,759	801,902	30,759

Cost of revenue
Ceramics [A]	280,828	9,621	430,714	9,621
Merchandise	16,814	-	16,814	-
Total cost of revenue	297,642	9,621	447,528	9,621

Gross profit	117,617	21,138	354,374	21,138

Operating expense:
Sales and Marketing [B]	296,058	-	365,338	-
Research and development	200	29,087	52,053	37,587
General and administrative [C]	398,343	207,851	1,373,050	418,170
Total operating expenses	694,601	236,938	1,790,441	455,757

Operating loss	(576,984)	(215,800)	(1,436,067)	(434,619)

Other income (expense):
Interest expense	(93,488)	(51,659)	(171,478)	(51,659)
Interest expense - related party	(6,587)	(9,061)	(152,150)	(57,569)
Change in warrant liability	414,654	(29,528,844)	1,824,479	(29,528,844)
Gain on settlement	367,531	-	625,461	-
Loss on debt modification	(19,981)	-	(19,981)	-
Total other income (expense), net	662,129	(29,589,564)	2,106,331	(29,638,072)

Income (loss) before provision for income taxes	85,145	(29,805,364)	670,264	(30,072,691)

Provision for income taxes	-	-	2,209	-

Net income (loss)	$85,145	$(29,805,364)	$668,055	$(30,072,691)

Net income (loss) available to common shareholders:
Earnings (loss) per common share - basic	$0.02	$(4.75)	$0.09	$(4.69)
Earnings (loss) per common share - diluted	$0.01	$(4.75)	$0.07	$(4.69)

Weighted average shares - basic	11,148,666	6,278,464	10,918,103	6,415,512
Weighted average shares - diluted	13,871,488	6,278,464	13,605,046	6,415,512

[A] Stock-based compensation was $0 and $0, and $48,483 and $0 for the three and six months ended March 31, 2015 and 2014, respectively.
[B] Stock-based compensation was $0 and $0, and $140,886 and $0 for the three and six months ended March 31, 2015 and 2014, respectively.
[C] Stock-based compensation was $0 and $0, and $636,683 and $0 for the three and six months ended March 31, 2015 and 2014, respectively.

See notes to unaudited consolidated financial statements  .

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended March 31, 2015
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit
Balance at September 30, 2014	500,000	$-	10,032,436	$100	$22,402,662	$(25,380,895)	$-	$(2,978,133)

Conversion of related party notes payable and accrued interest	-	-	625,477	5	341,741	-	-	341,746
Conversion of note payables and accrued interest	-	-	507,764	3	370,257	-	-	370,260
Conversion of unpaid wages	-	-	158,175	2	96,485	-	-	96,487
Common stock issued for services	-	-	60,277	1	36,768	-	-	36,769
Common stock issued for bonuses	-	-	440,001	7	288,196	-	-	288,203
Discount on convertible note payable at 10%	-	-	-	-	252,079	-	-	252,079
Discount on related party convertible note payable at 6%	-	-	-	-	5,410	-	-	5,410
Extinguishment of related party accrued interest	-	-	-	-	1,625	-	-	1,625
Modification of convertible notes payable	-	-	-	-	23,443	-	-	23,443
Stock-based compensation - employee options	-	-	-	-	466,587	-	-	466,587
Stock-based compensation - non-employee options	-	-	-	-	71,262	-	-	71,262
Treasury stock	-	-	(440,625)	(4)	4	-	(367,531)	(367,531)
Net income	-	-	-	-	-	668,055	-	668,055
Balance at March 31, 2015	500,000	$-	11,383,505	$114	$24,356,519	$(24,712,840)	$(367,531)	$(723,738)

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$668,055	$(30,072,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,815	-
Accretion of debt discounts	101,881	175,856
Interest expense	122,909	-
Gain on change in warrant liability	(1,824,479)	29,528,844
Gain on settlement	(625,461)	-
Loss on debt modification	19,981	-
Fair value of officer services	-	15,000
Common stock issued for services	36,769	102,000
Stock-based compensation	826,052	-
Changes in operating assets and liabilities:
Accounts receivable	(13,841)	(5,745)
Inventory	(60,598)	(30,004)
Other assets	10,673	(134,181)
Accounts payable	149,747	156,173
Accrued expenses	67,292	12,478
Customer deposits	1,275	-
Net cash used in operating activities	(489,930)	(252,270)

Cash flows from investing activities:
Capital expenditures	(42,746)	(42,989)
Purchase of trademarks and pending patents	(9,105)	-
Net proceeds from settlement	62,930	-
Net cash provided by (used in) investing activities	11,079	(42,989)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes payable	835,000	448,000
Net proceeds from issuance of related party convertible notes payable	-	340,287
Net proceeds from issuance of notes payable	-	242,593
Repayments on convertible notes payable	(40,000)	-
Repayments on related party convertible notes payable	(50,000)	-
Repayments on related party notes payable	(72,828)	(137,236)
Net cash provided by financing activities	672,172	893,644

Net change in cash	193,321	598,385
Cash, beginning of period	48,370	568
Cash, end of period	$241,691	$598,953

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$18,788	$-
Taxes	$2,209	$-

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest	$370,260	$-
Conversion of related party notes payable and accrued interest	$341,747	$64,951
Issuance of convertible note payable for services	$-	$100,000
Issuance of convertible note payable for former officer services	$-	$50,000
Issuance of common stock in connection with warrant settlement	$-	$98,822
Beneficial conversion feature recorded with convertible notes payable	$252,079	$-
Beneficial conversion feature recorded with related party convertible note payable	$5,410	$-
Original issue discount recorded with convertible notes payable	$257,489	$-

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Vape Holdings, Inc. (“VAPE,” the “Company,” “we,” “us,” “our,” “our company”) is a holding company with its primary focus in the manufacturing and distribution of healthy and sustainable vaporization products. The Company designs, markets and distributes ceramic vaporization products under a unique brand. The Company has introduced a nonporous, non-corrosive, chemically inert medical-grade ceramic vaporization element as a healthy, sustainable alternative to traditional titanium and quartz vaporization materials, as well as lower-grade ceramic found in traditional electronic cigarettes and vaporizers. This material can be used for a wide range of applications, including stand-alone vaporization products and "E-cigs." Electronic cigarettes come in a variety of designs ranging from those that look vastly like traditional cigarettes, to larger vaporizer units which are capable of vaporizing liquid with varying viscosity. The process of vaporization is believed to eliminate the smoke, tar, ash, and other byproducts of traditional smoking by utilizing lower temperatures in a controlled electronic environment.

HIVE

HIVE Ceramics (“HIVE”) is the premier brand under the VAPE umbrella. HIVE manufactures and distributes a proprietarily blended ceramic vaporization element for torched, electronic and portable vaporizers with countless design and product crossover capabilities in existing and emerging markets. HIVE is dedicated to bringing the healthiest and cleanest vaporization experience possible to the market. The HIVE product line currently consists of over 15 distinct ceramic elements, including the 2 piece domeless, domeless direct inject, and HIVE’s signature domeless elements covering 10mm, 14mm and 18mm applications as well as regular elements, the HIVE Flower Cup, the HIVE Carb Cap, HIVE Stinger Dabber, the 14mm HIVE x Quave - Club Banger, and the HIVE x D-Nail 16mm and 20mm attachments.

The Company has recently launched ‘HIVE Glass.’ HIVE Glass is VAPE’s newest line of products under the HIVE brand name. The HIVE GLASS line is precision made using state of the art manufacturing processes and techniques, and exclusively uses German Schott glass caliber and fittings through all production phases. The aim with HIVE Glass is to create an affordable, high quality glass product that is both aesthetically pleasing and a highly functional vaporization product. VAPE’s existing customer base and distribution network will be the catalyst for expansion of this new HIVE product line.

VAPE has also recently launched ‘HIVE Supply’. HIVE Supply is a packaging and sourcing division of VAPE designed to serve as a competitively priced, comprehensive “one-stop shop” for all medical and recreational marijuana packaging needs. As with all of VAPE’s products, HIVE Supply will operate in full compliance with all federal laws and the laws of each individual state in which it does business. HIVE Supply will focus on providing much-needed support to legal cannabis businesses in regards to sourcing consumer products, brand management and marketing services. HIVE Supply is currently operated out of three (3) locations: HIVE Supply in Southern California, HIVE Supply Washington in Spokane and HIVE Supply Oregon in Portland.

In connection with its launch of HIVE Supply and HIVE Glass, the Company opened ‘THE HIVE’ retail store and gallery in Los Angeles, an end-user experience to showcase the complete line of HIVE Ceramics and HIVE Glass products, while introducing HIVE Supply and all the new products being tested and developed through each vertical.

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

Management’s Plans

VAPE’s consolidated financial statements reflect net loss from operations of $1,436,067 during the six months ended March 31, 2015. As of March 31, 2015, we had cash of $241,691 and a working capital deficit of $17,858. Management has subsequently obtained funding for operations described below. Although there is a risk of default as the funding is subject to completion, we believe our current liquidity and securities purchase commitments will be sufficient to continue operating as a going concern through March 2016.

If current and projected revenue growth does not meet our estimates, we may choose to raise additional capital through debt and/or equity transactions, renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations.

Offset

On January 22, 2015, the Company created a new wholly-owned subsidiary, Offset, LLC (“Offset”), which is in the business of branding, marketing, and merchandising services. Offset will serve as VAPE’s creative marketing, branding and merchandising vehicle working synergistically with VAPE’s existing product lines, sales and distribution channels, HIVE Supply retail development while expanding into unique branding, marketing and merchandising avenues both inside and outside of the legal cannabis industry.

nouveau

On April 6, 2015, the Company created a new wholly-owned subsidiary, Nouveau, LLC (“Nouveau”), which is in the business of branding, marketing, and web design services. Nouveau will serve as VAPE’s creative marketing, branding, and web design vehicle working synergistically with VAPE’s existing product lines, sales and distribution channels, HIVE Supply retail development while expanding into unique branding, marketing and merchandising avenues both inside and outside of the legal cannabis industry.

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

NOTE 2.   ACCOUNTING POLICIES AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. The current results are not an indication of the full year.

CONSOLIDATION

The consolidated financial statements include the assets, liabilities, and operating results of the Company and its wholly-owned subsidiaries, HIVE and Offset after elimination of all material inter-company accounts and transactions.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include losses for warrant contingencies and the valuation of conversion features in notes.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued liabilities, and notes payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at March 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$241,691	$-	$-	$241,691
Total assets measured at fair value	$241,691	$-	$-	$241,691

Liabilities
Derivative instruments	$-	$639,753	$-	$639,753
Total liabilities measured at fair value	$-	$639,753	$-	$639,753

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$48,370	$-	$-	$48,370
Total assets measured at fair value	$48,370	$-	$-	$48,370

Liabilities
Derivative instruments	$-	$2,464,232	$-	$2,464,232
Total liabilities measured at fair value	$-	$2,464,232	$-	$2,464,232

CONCENTRATION

Credit Risk

At times, the Company maintains cash balances at a financial institution in excess of the FDIC insurance limit. In addition, at we extend credit to customers in the normal course of business, after we evaluate the credit worthiness. The Company does not expect to take any unnecessary credit risks causing significant write-offs of potentially uncollectible accounts.

Supplier

Two (2) suppliers and one (1) supplier accounted for 79% and 70% of our purchases during the three and six months ended March 31, 2015. The loss of these suppliers would have a significant impact on the Company’s financial results.

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

FIXED ASSETS

Fixed assets are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated life of tooling related to our ceramic products is three (3) years. The estimated life of our leasehold improvements is the lesser of the term of the related lease and useful life.

IMPAIRMENT OF LONG-LIVED AND PURCHASED INTANGIBLE ASSETS

The Company has adopted Accounting Standards Codification (“ASC”) 350 “Intangibles - Goodwill and Other.” The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 350 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Long-lived assets, such as fixed assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. During the three and six months ended March 31, 2015 and 2014, the Company did not record any impairment of its trademarks and pending patents as its expected future cash flows are in excess of their carrying amounts.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and that have alternative future uses, both in research and development, marketing or sales, will be classified as fixed assets and depreciated over their estimated useful lives. To date, research and development costs include the research and development expenses related to prototypes of the Company’s products. During the six months ended March 31, 2015 and 2014, research and development costs were $52,053 and $37,587, respectively.

CONVERTIBLE DEBT

Convertible debt is accounted for under the guidelines established by ASC 470-20 “Debt with Conversion and Other Options”. ASC 470-20 governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting (explained below) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt.  Many of the conversion features embedded in the Company's convertible notes are variable and are adjusted based on a discount to market prices which could cause an unlimited number of common stock to be issued.  The management and board of directors currently have the ability to authorize additional shares of common stock primarily through their super voting rights under the Series A Preferred stock (See “NOTE 8 - STOCKHOLDERS’ DEFICIT”).

When applicable, the Company calculates the fair value of warrants and conversion features issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718 “Compensation - Stock Compensation”, except that the contractual life of the warrant or conversion feature is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.  If the fair value exceeds the carrying value of the debt, an immediate charge to operations is recorded by management.  Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations. Currently no instruments are being recorded as such.

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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements.

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

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders:

	For the Three Months Ended	For the Six Months Ended
	March 31, 2015	March 31, 2015
Weighted average common shares outstanding used in calculating basic earnings per share	11,148,666	10,918,103
Effect of preferred stock	500,000	500,000
Effect of convertible notes payable	2,025,679	2,025,679
Effect of options and warrants	197,143	161,264
Weighted average common and common equivalent shares used in calculating diluted earnings per share	13,871,488	13,605,046

Net income as reported	$85,145	$668,055
Add - interest on convertible notes payable	100,075	323,506
Net income available to common stockholders	$185,220	$991,561

The Company excluded 751,250 and 502,500 options from the computation for the three and six months ended March 31, 2015, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

During the three and six months ended March 31, 2014, 642,346 convertible note shares would have been included in the computation of dilutive shares outstanding since the exercise prices did not exceed the average market value of the Company's common stock if the Company generated net income. During the three and six months ended March 31, 2014, no options and warrants would have been included had the Company generated net income in the computation of dilutive shares outstanding using the treasury-stock method since the exercise prices exceeded the average market value of the Company's common stock.

STOCK-BASED COMPENSATION

ASC 718, “Share-Based Payment” requires that compensation cost related to share-based payment transactions be recognized in the consolidated financial statements. Share-based payment transactions within the scope of ASC 718 include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.

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

The following weighted average variables were used in the Black Scholes model for all option issuances valued during the six months ended March 31, 2015 and 2014:

Six Months Ended March 31,	Stock Price at Grant Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
2015	$0.73	-%	$0.73	2.2%	380%	10.0
2014	n/a	n/a	n/a	n/a	n/a	n/a

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

NOTE 3.   FIXED ASSETS

The following is a summary of fixed assets as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Molds and Tooling	$135,505	$122,555
Leasehold improvements	29,795	-
Accumulated depreciation	(45,992)	(16,178)
	$119,308	$106,377

During the six months ended March 31, 2015 and 2014, depreciation expense included in cost of revenue were $29,815 and $0, respectively.

NOTE 4.   ACCRUED EXPENSES

The following is a summary of accrued expenses as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Accrued interest	$22,841	$16,300
Accrued interest - related party	16,460	18,325
Accrued wages and taxes	27,779	108,374
Other	17,727	26,514
	$84,807	$169,513

NOTE 5.   THIRD PARTY DEBT

CONVERTIBLE NOTES PAYABLE

Beginning on February 11, 2014, the Company issued 6% Convertible Notes (the “6% Notes”) pursuant to subscription agreements to ten (10) accredited investors (the “Holders”) with the aggregate principal amount of $230,000. The 6% Notes are not secured by any collateral or any assets pledged to the Holders. The maturity dates are from February 28, 2015 to March 31, 2015, and the annual rate of interest is six percent (6%). Subject to certain limitations, the Holders can, at their sole discretion, convert the outstanding and unpaid principal and interest of their notes into fully paid and nonassessable shares of the Company’s common stock. The conversion price of these 6% Notes is the average of the fifteen (15) lowest daily VWAP’s occurring during the twenty (20) consecutive trading days immediately preceding the date each Holder elects convert all of their 6% Note minus a discount of 40%. In no event will the conversion price be less than $1.00 per share or greater than $3.00 per share. The Company had a preexisting relationship with each of the Holders, and no general solicitation or advertising was used in connection with the issuance of the 6% Notes. We recorded a discount totaling $92,000 related to the beneficial conversion feature embedded in the notes upon issuance and amortized $11,235 and $33,235 of the discount to interest expense during the three and six months ended March 31, 2015, respectively.

On March 12, 2015, the Company offered to pay accrued interest and modify the terms of the six (6) Holders’ outstanding 6% Notes, decreasing the conversion floor from $1.00 to $0.50 in order to encourage the noteholders to convert their promissory notes. The Company recorded a loss on debt modification of $23,443 as a result of the fair value in excess of the modified conversion floor. In March 2015, the Company paid all accrued interest on the 6% notes of $17,200. Five (5) of the six (6) holders converted in full a total of $80,000 of 6% Notes into 160,000 shares of common stock. The remaining note holder partially converted $20,000 of 6% Notes into 40,000 of common shares and extended the terms on the remaining $30,000 for six (6) months. As of March 31, 2015, there is $95 in accrued interest expense related to the one (1) remaining note and the Company recorded $2,086 and $5,458 in interest expense related to the 6% notes during the three and six months ended March 31, 2015, respectively.

On December 3, 2014, Vape Holdings, Inc. (the “Company”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell, and the Investor agreed to purchase, an unsecured convertible promissory note (the “Note”) in the principal amount of $560,000 less an original issue discount (“OID”) of $50,000 and transaction expenses of $10,000 for a total purchase price of $500,000. The Company also paid a finder’s fee in the amount of $25,000 in connection with this transaction, which was recorded as a discount to the note as it was paid from the proceeds. The closing under the Securities Purchase Agreement occurred on December 3, 2014. The Company received $475,000 net proceeds after transactions costs. We amortized $8,333 and $11,111 of the discount to interest expense during the three and six months ended March 31, 2015. In addition, the Company recorded $45,940 in deferred financing costs and amortized $7,657 and $10,209 to interest expense during the three and six months ended March 31, 2015, respectively. As of March 31, 2015, the Company capitalized $30,627 and $5,104 as current and long-term deferred financing costs, respectively.

The Note bears interest at the rate of 10% per annum and is convertible into common stock of the Company at a conversion price per share of 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable Conversion (subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock at a lower purchase price (subject to certain exceptions))(the “Conversion Price”). In no event will the Conversion Price be less than $0.50 per share. Repayment of principal on the Note, together with accrued interest thereon, is due in twelve monthly installments, commencing six months from issuance. The Company may make such payments in cash (in which event the Company will pay a 25% premium) or, subject to certain conditions, in shares of common stock valued at the lower of the Conversion Price or 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable payment date. The Maturity Date of the Note is seventeen months from the date of issuance. We recorded a discount totaling $168,000 related to the beneficial conversion feature embedded in the note upon issuance. We amortized $28,000 and $37,333 of the discount to interest expense during the three and six months ended March 31, 2015. As of March 31, 2015, $321,333 and $69,111, net of total unamortized discounts of $145,333 and $24,222, respectively are classified as current and long-term on the accompanying consolidated balance sheet. As of March 31, 2015, there is $18,356 in accrued interest expense related to these notes and the Company recorded $14,000 and $18,356 in interest expense related to this note during the three and six months ended March 31, 2015.

$2M Securities Purchase Agreement

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

During the three and six months ended March 31, 2015, the Company received $400,000 toward the $2M Note with an original issue discount of $38,400 for net proceeds of $361,600. We amortized $3,200 of the discount to interest expense during the three and six months ended March 31, 2015. In addition, we recorded a discount totaling $168,000 related to the beneficial conversion feature embedded in the note upon issuance. We amortized $11,235 of the discount to interest expense during the three and six months ended March 31, 2015. As of March 31, 2015, $293,556, net of total unamortized discounts of $106,444 are classified as current on the accompanying consolidated balance sheet. As of March 31, 2015, there is $4,389 in accrued interest expense related to the $2M Note and the Company recorded $4,389 in interest expense related to this note during the three and six months ended March 31, 2015. Subsequent to March 31, 2015, we received another $361,600 towards the $2M Note.

The Company has the ability to increase the authorized common stock of the Company in the event that the convertible notes require more shares than available.

CONVERTIBLE NOTES PAYABLE, LONG-TERM

On March 19, 2014, the Company issued an 8% Convertible Note to W-net Fund I, LP in exchange for the contribution of capital to the Company in the amount of $198,000 (the “W-net Note”). Per the terms of the W-net Note, the principal balance is $198,000, and is not secured by any collateral or any assets pledged to the holder. The maturity date is November 19, 2014 and interest accrues at 8% per annum. Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the W-net Note is eighty percent (80%) of the average of the three (3) lowest daily closing bid prices (the 3 lowest prices will be calculated on a VWAP basis) occurring during the ten (10) consecutive Trading Days immediately preceding the applicable conversion date on which the holder elects to convert. In no event shall the conversion price be less than $1.00 or greater than $3.00. We recorded a discount totaling $158,400 related to the beneficial conversion feature embedded in the notes upon issuance. On June 2, 2014, the W-net Note was assigned in its entirety to a third party free of any liens or encumbrances. On October 28, 2014, the Company received a Notice of Conversion for the W-net Note. The noteholder converted principal of $198,000 and outstanding accrued and unpaid interest of $9,764 into 207,764 shares of restricted common stock of the Company at a per share conversion price of $1.00 in accordance with the terms of the convertible note payable. The conversion of this note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $19,800 to interest expense.

NOTE 6.   RELATED PARTY DEBT

RELATED PARTY NOTES PAYABLE, LONG-TERM

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013.  This payable was converted into a note payable on December 7, 2013. The note payable bears interest of 6% per annum with a maturity date of December 1, 2016. As of March 31, 2015, there is $1,189 in accrued interest expense related to this note and the Company recorded $226 and $457 in interest expense related to this note during the three and six months ended March 31, 2015.

On December 7, 2013, the Company issued a note payable to a shareholder of the Company in the amount of $23,462 for monies previously borrowed from shareholder.  The note is unsecured and bears interest of 6% per annum and matures on December 1, 2016. On January 22, 2015, the Company settled and paid the note and accrued interest of $1,504 for $20,000 and recorded a gain on extinguishment of the note of $3,462.

On February 28, 2014, the Company issued a note payable to HIVE (the “HIVE Note) for the principal amount of $250,000 in connection with the Hive asset acquisition. Per the terms of the HIVE Note, the maturity date is February 27, 2016 and the annual rate of interest is six percent (6%). No prepayment penalty exists. The HIVE Note is unsecured. As of March 31, 2015, there is $15,270 in accrued interest expense related to this note and the Company recorded $3,751 and $7,585 in interest expense related to this note during the three and six months ended March 31, 2015, respectively.

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

RELATED PARTY CONVERTIBLE NOTES PAYABLE

On February 18, 2014, the Company issued 8% Convertible Notes to two third parties to cover outstanding accounts payable in the amount of $20,000.  Per the terms of the notes, the aggregate principal balance is $20,000, and was not secured by any collateral or any assets pledged to the holders. The maturity date is February 18, 2016, and the annual rate of interest is eight percent (8%).  Subject to certain limitations, the holders can, at their sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the notes was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $8,000 related to the beneficial conversion feature embedded in the notes upon issuance.  We amortized $1,000 and $1,667 of the discount to interest expense during the three and nine months ended June 30, 2014, respectively. On October 28, 2014, the Company received a Notice of Conversion on two (2) 8% Convertible Notes issued to third parties on February 18, 2014 to cover expenses of the Company. The noteholders converted aggregate principal of $20,000 and aggregate outstanding accrued and unpaid interest of $1,100 into an aggregate of 42,370 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of their convertible notes payable. The conversion of these notes was in full satisfaction of the notes payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $5,333 to interest expense.

On March 17, 2014, the Company issued an 8% Convertible Note to Jerome Kaiser, former CEO, CFO and Director of the Company for services rendered to the Company in the amount of $50,000 (the “Kaiser Note”) which was charged to expense during the three months March 31, 2014. Per the terms of the Kaiser Note, the principal balance is $50,000, and is not secured by any collateral or any assets pledged to the holders. The maturity date is March 17, 2015, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at his sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Kaiser Note is the market closing price of the market day immediately preceding the date of conversion minus twenty percent (20%). We recorded a discount totaling $10,000 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $1,667 and $4,167 of the discount to interest expense during the three and six months ended March 31, 2015. In March 2015, the Company paid the outstanding principal and accrued interest in satisfaction on the note of $50,000 and $4,000, respectively.

RELATED PARTY CONVERTIBLE NOTES PAYABLE, LONG-TERM

On February 18, 2014, the Company issued an 8% Convertible Note to Kyle Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $10,612 (the “Tracey Note”). Per the terms of the Tracey Note, the original principal balance is $10,612, and was not secured by any collateral or any assets pledged to the holder. The maturity date was February 18, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $4,245 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $1,415 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion the Tracey Note. Mr. Tracey converted principal of $10,612 and outstanding accrued and unpaid interest of $584 into 22,481 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Tracey Note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $2,830 to interest expense.

On May 12, 2014, in connection with the 6% Notes, the Company issued a note for $40,000 to Kyle Tracey, which was recorded as a related party convertible note payable. We recorded a discount totaling $16,000 related to the beneficial conversion feature embedded in the 6% note to Mr. Tracey upon issuance. We amortized $6,667 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion on the 6% Convertible Note issued on May 13, 2014 to Mr. Tracey (the “Tracey PPM Note”) as part of a private placement transaction in exchange for capital of $40,000. Mr. Tracey converted principal of $40,000 and outstanding accrued and unpaid interest of $1,098 into 41,098 shares of restricted common stock of the Company at a per share conversion price of $1.00 in accordance with the terms of the convertible note. The conversion of the Tracey PPM Note was in full satisfaction of the note. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $13,333 to interest expense.

On May 12, 2014, the Company issued an 8% Convertible Note to Kyle Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $11,042 (the “Tracey Note II”). Per the terms of the Tracey Note II, the original principal balance is $11,042, and was not secured by any collateral or any assets pledged to the holder. The maturity date was May 12, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note II was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $4,417 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $920 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion on the Tracey Note II. Tracey converted principal of $11,042 and outstanding accrued and unpaid interest of $407 into 22,989 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Tracey Note II was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $3,497 to interest expense.

On May 12, 2014, the Company issued an 8% Convertible Note to its Director of Business Development, Michael Cook, for monies borrowed from Mr. Cook to cover outstanding accounts payable in the amount of $11,825 (the “Cook Note”). Per the terms of the Cook Note, the original principal balance was $11,825, and was not secured by any collateral or any assets pledged to the holder. The maturity date is May 12, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Cook Note was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $4,730 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $985 of the discount to interest expense during the year ended September 30, 2014. On October 28, 2014, the Company received a Notice of Conversion on the “Cook Note. Mr. Cook converted principal of $11,825 and outstanding accrued and unpaid interest of $435 into 24,619 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Cook Note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $3,745 to interest expense.

On August 11, 2014, the Company issued a second 8% Convertible Note to Mr. Cook for monies borrowed from Mr. Cook to cover outstanding accounts payable in the amount of $15,115 (the “Cook Note II”). Per the terms of the Cook Note II, the original principal balance was $15,115, and is was secured by any collateral or any assets pledged to the holder. The maturity date is August 11 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Cook Note II was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $6,046 related to the beneficial conversion feature embedded in the notes upon issuance. On October 28, 2014, the Company received a Notice of Conversion on the Cook Note II. Mr. Cook converted principal of $15,115 and outstanding accrued and unpaid interest of $255 into 30,864 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Cook Note II was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $5,542 to interest expense.

On August 11, 2014, the Company issued an 8% Convertible Note to Mr. Tracey for monies borrowed from Mr. Tracey to cover outstanding accounts payable in the amount of $216,001 (the “Tracey Note III”). Per the terms of the Tracey Note III, the original principal balance was $216,001, and is not secured by any collateral or any assets pledged to the holder. The maturity date was August 11, 2016, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Tracey Note III was the lowest market closing price per share within the previous twenty (20) market days of the date of conversion minus a discount of forty percent (40%). We recorded a discount totaling $86,401 related to the beneficial conversion feature embedded in the notes upon issuance. On October 28, 2014, the Company received a Notice of Conversion on the Tracey Note III. Mr. Tracey converted principal of $216,001 and outstanding accrued and unpaid interest of $3,645 into 441,057 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $79,200 to interest expense.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

Warrant Liability

The Company recorded the estimated settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices discussed above.  As of March 31, 2015, the estimated settlement liability is $639,753 based on the fair market value of 1,184,727 remaining warrants and therefore the Company recorded a gain on the change in warrant liability of $1,824,479 during the six months ended March 31, 2015.

Settlement of Company Legal Claims

On December 15, 2014, the Company recorded a gain on settlement of $257,930 for a confidential settlement by and between the Company and certain shareholders and related parties as settlement for certain potential legal claims held by the Company. As a result of the settlement, the Company received net proceeds of $62,930 and vendor credits of $200,000 during the three months ended December 31, 2014. A total of $325,000 in vendor credits has been received in connection with the settlement and no further credits will be given. In January 2015, the Company received 440,625 shares from the settlement that was assigned to officers of the Company. The officers decided it was in the best interest to return these shares to the Company to be used for future strategic issuances. Accordingly, the 440,625 shares valued at $367,531 were recorded as treasury stock as of March 31, 2015, and the Company recorded a gain on settlement of $367,531 and $625,461 during the three and six months ended March 31, 2015.

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

COMMON STOCK ISSUED FOR BONUSES

On March 12, 2015, the Company’s Board of Directors issued bonus stock grants of 30,000 shares of restricted common stock each to Kyle Tracey, Joseph Andreae, and Allan Viernes. In addition, a total of 60,000 shares were granted to three (3) employees. These issuances were based on the fair market value on the date of issuance immediately vested and resulted in $9,150, $9,150, and $195,200 being charged to cost of revenue, sales and marketing, and general and administrative expense during the three and six months ended March 31, 2015, respectively.

COMMON STOCK ISSUED FOR SERVICES

On March 12, 2015, the Company’s Board of Directors issued a bonus stock grant of 60,277 shares of restricted common stock to an outside sales consultant for services performed. This issuance based on the fair market value on the date of issuance immediately vested resulting in $36,769 being charged to sales and marketing expense during the three and six months ended March 31, 2015.

COMMON STOCK ISSUED FOR ACCRUED WAGES

On March 12, 2015, Kyle Tracey converted $59,718 of accrued wages into 97,898 shares of immediately vested restricted common stock based on the fair market value on the date of issuance.

On March 12, 2015, Michael Cook converted $36,769 of accrued wages into 60,277 shares of immediately vested restricted common stock based on the fair market value on the date of issuance.

COMMON STOCK ISSUED PURSUANT TO DIRECTOR COMPENSATION PLAN

On March 12, 2015, the Company’s Board of Directors established a Board Compensation Plan that provided for quarterly restricted stock grants to its Board members to compensate them for services provided to the Company. In connection with the establishment of the Board Compensation Plan, 100,000 shares of restricted common stock each were granted to Kyle Tracey and Joseph Andreae for serving on the Board of Directors. See Note 11 regarding Enactment of Corporate Governance Measures for an amendment to the Board Compensation Plan.

WARRANTS

The table below summarizes the Company’s warrant activity during the six month period ended March 31, 2015:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at September 30, 2014	1,184,726	$0.114	1.6	$7,217,234
Warrants issued	-	-
Warrants exercised	-	-
Cancelled/forfeited/expired	-	-
Warrants outstanding at March 31, 2015	1,184,726	$0.114	1.2	$896,696

The Company’s warrants above are accounted for as derivative liabilities in the accompanying consolidated balance sheets.

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

As of March 31, 2015, no options are available for issuance under the Plan. During the year ended September 30, 2014, the Company recorded $537,849 of non-cash “stock options expense” related to the options issued/granted. There was no such expense in the same period during fiscal year 2014.

Option activity during the six months ended March 31, 2015, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at September 30, 2014	1,150,000	$2.92	8.7	$4,648,294
Options granted	995,000	$0.73	10.0
Options exercised	-	$-	-
Options cancelled/forfeited/expired	(145,000)	$11.61	9.2
Options outstanding at March 31, 2015	2,000,000	$1.20	9.7	$317,629
Options exercisable at March 31, 2015	751,250	$1.36	9.6	$79,407

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

During the six months ended March 31, 2015 and 2014, $466,587 and $0 were recorded as stock-based compensation related to employee options, respectively. During six months ended March 31, 2015 and 2014, $71,262 and $0 were recorded as stock-based compensation related to non-employee options, respectively. As of March 31, 2015, future stock compensation expense related to employee grants for the fiscal years ending September 30, 2015 and 2016 is expected to be $466,587 and $606,362, respectively. As of March 31, 2015, future stock compensation expense related to non-employee grants for the years ending September 30, 2015 and 2016 is expected to be $21,167 and $42,333, respectively.

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

TRADEMARKS

On March 27, 2014, the Company and Stone Arch Studio, LLC entered into a Trademark Assignment Agreement whereby the Company acquired all right, title, priority and interest to the HIVE trademark U.S. Registration No. 44513069 as registered with the U.S. Patent and Trade Office (“USPTO”). This acquisition further protects the Company’s HIVE Ceramics brand vaporization line. In addition, the Company has filed for trademark protection with the USPTO on several additional trademarks and tradenames to be utilized by the Company in the future as the marks register. As of March 31, 2015, the Company has capitalized $123,150 in costs related to the trademarks.

PATENTS

On March 27, 2014, the Company formally closed its acquisition of the patent pending HIVE Ceramics vaporization technology. The Company has already begun exploiting this technology and intends to prosecute the patent application to completion. As of March 31, 2015, the Company has capitalized $20,420 in costs related to the pending patents.

The Company is engaged in developing proprietary rights of the type that may be awarded patents for enhancements to its core HIVE product line as well as proprietary rights in related product lines. The Company also expects that from time to time it is in discussions to acquire additional patented technology from third parties to further grow and develop branded product lines in the vaporization market. Additionally, the Company has recently appointed Mark Scialdone, PhD as its Chief Science Officer to further expand the Company’s patent portfolio in various areas related to the Company’s industry. See Note 11 on Subsequent Events.

NOTE 10.   SEGMENT INFORMATION

The Company reports information about operating segments, as well as disclosures about products and services and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. Management has determined that the corporate, business development, and science consulting operations of VAPE (“VAPE”), HIVE Ceramics and its product lines of HIVE Glass and HIVE Supply (shall be referred to herein collectively as “HIVE”), and Offset’s marketing and merchandising operations (“MARKETING”) should be disclosed separately as management reviews consolidated financial statements for these entities separately and makes decisions independently of the other entities included within the Company’s consolidated financial statements. All intercompany transactions between the reportable segments are eliminated upon consolidation of the Company. As of March 31, 2015, the HIVE and MARKETING segments are the only revenue producing segments of the Company and are based in California.

The Company evaluates the performance of its segments based on net income (loss) from operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss and assets by segment:

Vape Holdings, Inc.

Segment Information

(Unaudited)

	For the Three Months Ended March 31, 2015				For the Six Months Ended March 31, 2015
	VAPE	HIVE	MARKETING	Consolidated	VAPE	HIVE	MARKETING	Consolidated
Revenue
Ceramics	$-	$396,100	$-	$396,100	$-	$782,743	$-	$782,743
Merchandise	-	-	19,159	19,159	-	-	19,159	19,159
Total revenue	-	396,100	19,159	415,259	-	782,743	19,159	801,902

Cost of revenue
Ceramics	-	280,828	-	280,828	-	430,714	-	430,714
Merchandise	-	-	16,814	16,814	-	-	16,814	16,814
Total cost of revenue	-	280,828	16,814	297,642	-	430,714	16,814	447,528

Gross profit	-	115,272	2,345	117,617	-	352,029	2,345	354,374

Operating expense:
Sales and Marketing	3,777	274,294	17,987	296,058	5,778	341,574	17,987	365,339
Research and development	-	200	-	200	-	52,053	-	52,053
General and administrative	246,395	927,426	59,783	398,343	675,671	638,174	59,205	1,373,050
Total operating expenses	250,173	367,236	77,192	694,601	681,449	1,031,800	77,192	1,790,441

Operating loss	$(250,172)	$(251,963)	$(74,847)	$(576,984)	$(681,449)	$(679,771)	$(74,847)	$(1,436,067)

Other income (expense):
Interest expense				(93,488)				(171,478)
Interest expense - related party				(6,587)				(152,150)
Change in warrant liability				414,654				1,824,479
Gain on settlement				367,531				625,461
Loss on debt modification				(19,981)				(19,981)
Total other income, net				662,129				2,106,331

Income before provision for income taxes				85,145				670,264

Provision for income taxes				-				2,209

Net income				$85,145				$668,055

During the three and six months ended March 31, 2014, all results of operations were attributed to the HIVE segment.

NOTE 11.   SUBSEQUENT EVENTS

Nouveau

See Note 1 regarding formation of VAPE wholly-owned subsidiary Nouveau.

$2M Security Purchase Agreement Update

See Note 5 regarding funding of $361,600 towards the $2M Note.

Chief Science Officer

On May 1, 2015, the Company appointed Dr. Mark A. Scialdone to the newly-created executive officer position of Chief Science Officer.

Dr. Scialdone’s Executive Employment Agreement is for a period of two (2) years. Dr. Scialdone shall receive an annual salary of $102,000, he shall be eligible for any benefits made generally available by the Company, he shall be eligible to receive any bonuses made generally available by the Company, and he shall be reimbursed for any reasonable expenses incurred while performing his duties as the Company’s Chief Science Officer. Additionally, Dr. Scialdone is entitled to receive severance equal to six (6) months base salary if terminated without cause by the Company.

The Chief Science Officer will also receive bonus compensation associated with revenue generated from consulting services revenues generated over the term of this Agreement such bonus compensation to be calculated in accordance with the schedule below.

Gross Consulting Revenue* Earned:         Industry Related

Year 1 (from May 1, 2015 through April 30, 2016)

Up to $200,000 gross revenue	2,5%
From $200,000—$400,000 gross revenue	5.0%
From $400,000—$600,000 gross revenue	7.5%
Above $600,000 gross revenue	10.0%

Year 2 (from May 1, 2016 through April 30, 2017)

Up to $200,000 gross revenue	2.5%
From $200,000—$400,000 gross revenue	5.0%
From $400,000—$600,000 gross revenue	7.5%
Above $600,000 gross revenue	10.0%

Gross Revenue Earned Non Industry Related (including Legacy Business Relationships)

50/50 share (payable monthly based on actual net revenue collections.

* Gross Consulting Revenue is defined herein to exclude specific reimbursable vendor costs, travel expenses including airfare.

The Company agrees that in the event that revenue is realized by the Company or one of the Company's wholly owned or partially owned subsidiaries ("VAPE Affiliates"), as applicable, from the exploitation of intellectual property that is developed with Executive as the inventor or co-inventor, then the Company will pay Executive as follows:

i.	For licenses to parties other than the Company or VAPE Affiliates, fifteen percent (15%) of Net Royalties received by the Company and/or applicable VAPE Affiliate on all such licenses and extensions thereof in perpetuity;

ii.	For licenses to or other exploitation by the Company or a VAPE Affiliate, 5% of Net Profit received by the Company or applicable VAPE Affiliate from the sales of products incorporating the intellectual property in perpetuity.

iii.	For purposes this of Subsection 2(d):

(1)	"Net Royalties" shall be calculated by determining gross royalties received and subtracting any unrecouped out-of-pocket costs incurred by the Company and/or applicable VAPE Affiliate for filing, prosecution, licensing and patent defense directly related to the specific rights that are licensed.

(2)	"Net Profit" shall be calculated by determining the net profit received by the Company or applicable VAPE Affiliate from the sales of the product incorporating the invention starting with the gross revenue from sales and subtracting the costs incurred by the Company, and any returns, sales allowances and sales discounts.

Settlement Stock Surrender

On May 11, 2015, newly-appointed COO Benjamin Beaulieu (see below), President Joe Andreae, and CEO Kyle Tracey (the “Officers”) entered into a Stock Surrender Agreement with the Corporation whereby the Officers have agreed to surrender all legal right, title and interest in an aggregate of 440,625 shares of common stock of the Corporation to the Corporation. The shares were originally assigned to the Officers pursuant to a settlement by and between the Corporation and certain shareholders and related parties. See Note 7 regarding Settlement of Legal Claims. The shares were retained by the Corporation and will be designated as treasury stock.

A copy of the Stock Surrender Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Surrender of Stock Options

Collectively, officers, employees, and consultants of the Company decided to surrender 1,000,000 options to purchase the Company’s common stock granted from the 2014 Plan for the purpose of making options available for future strategic grants. The Chief Executive Officer, President, and Chief Operating Officer decided to forfeit 190,000 incentive statutory options each with an exercise price of $1.66. The former Business Development Officer decided to forfeit 100,000 incentive statutory options with an exercise price of $1.66. Three employees of the Company collectively decided to forfeit 117,500 incentive statutory options with an exercise price of $1.66. Consultants of the Company collectively decided to forfeit 217,500 incentive statutory options for benefit of the Company with an exercise price of $1.66. The Company cancelled these options on May 11, 2015.

A copy of the Form Option Surrender Agreement is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Officer & Director Appointments and Related Matters

Pursuant to Board consent on May 11, 2015, the Company made several changes to its management structure.

The Company confirmed the appointment of Dr. Mark Scialdone to the newly-created officer position of Chief Science Officer which was announced by Current Report on Form 8-K dated May 5, 2015 which is incorporated by reference herein. See above in this section for more information about Dr. Scialdone.

The Company also appointed Benjamin Beaulieu, the Corporation’s current Operations Manager, to the newly-created officer position of Chief Operating Officer.

Benjamin Beaulieu, 29, delivers valued experience in the implementation and integration of operational and sales systems to the VAPE Holdings executive team.

Mr. Beaulieu has owned operated several multi-million-dollar retail garden supply and technology businesses. With a focus on automation and functionality, Mr. Beaulieu has successfully expanded those companies from brick and mortar locations to E-commerce superstores with global sales and partnerships with the industry’s top distributors in the United States and Canada. Mr. Beaulieu’s experience operating various companies in the ancillary MMJ markets has already improved Hive Ceramics and VAPE Holdings employee management and development. With a focus on streamlining operations Mr. Beaulieu will allow Vape Holdings, Inc. and subsidiaries to rapidly grow while combating the associated costs responsibly.

The Company also decided to refocus Michael Cook, the Company's Director of Business Development, to the role of HIVE Sales and Product Development Manager in order to more effectively utilize his industry connections and streamline his involvement with product design and aggressively drive the sales department to market its various segments, such as HIVE Ceramics, HIVE Supply, and HIVE Glass. Mr. Cook’s position will report to the newly appointed Chief Operating Officer. The Company has determined that Mr. Cook’s new position will no longer result in him being considered an “Executive Officer” under the SEC’s rules and regulations. Mr. Cook was never formally appointed as an officer of the Company, but was previously determined to qualify as an executive officer under SEC rules and regulations.

In addition to the officer appointments and changes above, the Board of Directors of the Company formally appointed current CFO Allan Viernes and newly-appointed COO Benjamin Beaulieu as new members of the Board of Directors. Messrs. Viernes and Beaulieu will join CEO Kyle Tracey and President Joe Andreae on the four-person board. In connection with the appointments of Messrs. Viernes and Beaulieu to the Board of Directors, the Company increased its Board size to seven (7) members. Messrs. Viernes and Beaulieu have contributed substantially to the existing operations of the company as well as the successful launch and day-to-day oversight of new business segments.

Messrs. Viernes and Beaulieu have existing employment agreements with the Company. No changes have been made to their existing compensation at this time.

Enactment of Corporate Governance Measures

Also on May 11, 2015, the Board of Directors reaffirmed its commitment to good corporate governance and the related disciplines of organizational excellence and enhanced transparency by commencing several new organizational initiatives. The Board believes that it is now at the proper stage in its development to support this expanded organizational structure to accelerate the Company’s future growth.

Following the increase of the Board size to seven (7) members (as set forth above), the Board determined that it would take steps to fill the currently vacant positions on the Board by identifying and appointing three seasoned independent directors with a mix of finance and business, legal, applied sciences credentials and experience. The Company is searching for qualified candidates and will announce appointments as they occur. VAPE management believes the Company and its shareholders will benefit greatly from the expansion of the Company’s leadership team with the addition of new, independent directors with dynamic and diverse visions and areas of expertise.

In order to properly attract the requisite Board talent, the Company previously approved a Board Compensation Plan on March 12, 2015. On May 11, 2015, the Board amended the terms of the Board Compensation Plan. Pursuant to the amended terms of the Board Compensation Plan, the Board shall issue to outside directors only, a total of 100,000 shares of restricted common stock of the Company per fiscal year of service which shares vest quarterly (i.e. 25,000 shares per quarter).

The Company intends to further support its existing management team with the establishment of an advisory board (the “Advisory Board”) which will consist of a wide array of outside industry experts presenting different viewpoints and areas of expertise to support the growth of existing management and the Companies expansion of new and existing business segments.

In addition, the Board of Directors has authorized the creation of Audit and Compensation Committees (the “Audit Committee” and “Compensation Committee), a Company Code of Ethics, and an Insider Trading Policy to voluntarily meet advanced corporate governance guidelines. Appointments to these committees and the Advisory Board will be announced when available.

Copies of the Audit Committee Charter (Ex. 99.1), Compensation Committee Charter (Ex. 99.2), Code of Ethics (Ex. 14.1) and Insider Trading Policy (Ex. 99.3) are attached as exhibits to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has provided below information about VAPE’s financial condition and results of operations for the three and six months ended March 31, 2015 and 2014. This information should be read in conjunction with VAPE’s consolidated financial statements for the year ended September 30, 2014 and period from March 26, 2013 (“Inception”) to September 30, 2013, including the related notes thereto, which begin on page 1 of this report. The following discussion and analysis contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements.

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

Overview

General

Vape Holdings, Inc. (“VAPE,” the “Company,” “we,” “us,” “our,” “our company”) is a holding company with its primary focus in the manufacturing and distribution of healthy and sustainable vaporization products. The Company designs, markets and distributes ceramic vaporization products under a unique brand. The Company has introduced a nonporous, non-corrosive, chemically inert medical-grade ceramic vaporization element as a healthy, sustainable alternative to traditional titanium and quartz vaporization materials, as well as lower-grade ceramic found in traditional electronic cigarettes and vaporizers. This material can be used for a wide range of applications, including stand-alone vaporization products and "E-cigs." Electronic cigarettes come in a variety of designs ranging from those that look vastly like traditional cigarettes, to larger vaporizer units which are capable of vaporizing liquid with varying viscosity. The process of vaporization is believed to eliminate the smoke, tar, ash, and other byproducts of traditional smoking by utilizing lower temperatures in a controlled electronic environment.

HIVE

HIVE Ceramics (“HIVE”) is the premier brand under the VAPE umbrella. HIVE manufactures and distributes a proprietarily blended ceramic vaporization element for torched, electronic and portable vaporizers with countless design and product crossover capabilities in existing and emerging markets. HIVE is dedicated to bringing the healthiest and cleanest vaporization experience possible to the market. The HIVE product line currently consists of over 15 distinct ceramic elements, including the 2 piece domeless, domeless direct inject, and HIVE’s signature domeless elements covering 10mm, 14mm and 18mm applications as well as regular elements, the HIVE Flower Cup, the HIVE Carb Cap, HIVE Stinger Dabber, the 14mm HIVE x Quave - Club Banger, and the HIVE x D-Nail 16mm and 20mm attachments.

The Company has recently launched ‘HIVE Glass.’ HIVE Glass is VAPE’s newest line of products under the HIVE brand name. The HIVE GLASS line is precision made using state of the art manufacturing processes and techniques, and exclusively uses German Schott caliber glass and fittings through all production phases. The aim with HIVE Glass is to create an affordable, high quality glass product that is both aesthetically pleasing and a highly functional vaporization product. VAPE’s existing customer base and distribution network will be the catalyst for expansion of this new HIVE product line.

VAPE has also recently launched ‘HIVE Supply’. HIVE Supply is a packaging and sourcing division of VAPE designed to serve as a competitively priced, comprehensive “one-stop shop” for all medical and recreational marijuana packaging needs. As with all of VAPE’s products, HIVE Supply will operate in full compliance with all federal laws and the laws of each individual state in which it does business. HIVE Supply will focus on providing much-needed support to legal cannabis businesses in regards to sourcing consumer products, brand management and marketing services. HIVE Supply is currently operated out of three (3) locations: HIVE Supply in Southern California, HIVE Supply Washington in Spokane and HIVE Supply Oregon in Portland.

In connection with its launch of HIVE Supply and HIVE Glass, the Company opened ‘THE HIVE’ retail store and gallery in Los Angeles; an end-user experience to showcase the complete line of HIVE Ceramics and HIVE Glass products, while introducing HIVE Supply and all the new products being tested and developed through each vertical.

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

Offset

On January 22, 2015, the Company created a new wholly-owned subsidiary, Offset, LLC (“Offset”), which is in the business of branding, marketing, and merchandising services. Offset will serve as VAPE’s creative marketing, branding and merchandising vehicle working synergistically with VAPE’s existing product lines, sales and distribution channels, HIVE Supply retail development while expanding into unique branding, marketing and merchandising avenues both inside and outside of the legal cannabis industry.

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

Competition

VAPE’s brands and retail and online distribution channels compete for customers and sales with many different companies and products that are competitive today and likely to be even more competitive in the future. Accordingly, it is essential that VAPE and its premier HIVE Ceramics brand product line continue to innovate, expand, develop and refine its product and the underlying value proposition offered to consumers. Competition in the retail and wholesale vaporizer and e-cigarette industries is significant and we expect that in the future there will be additional competing shops, manufacturers and distributors.

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

The Company intends to prosecute all of its pending patent applications to completions as well as its current and planned brand names for which the Company has applied for federal trademark protection. The Company also expects to be proactive in asserting and prosecuting additional patent rights in the future.

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

Employees

As of March 31, 2015 we had 11 employees. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. We consider our relationship with our employees to be positive.

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

When applicable, the Company calculates the fair value of warrants and conversion features issued with the convertible instruments using the Black-Scholes valuation method, in lieu of a lattice model for simplicity, using the same assumptions used for valuing employee options for purposes of ASC 718 “Compensation - Stock Compensation”, except that the contractual life of the warrant or conversion feature is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.  If the fair value exceeds the carrying value of the debt, an immediate charge to operations is recorded by management.

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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements.

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

COMMITMENTS AND CONTINGENCIES

The Company recorded the estimated settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices discussed above. As of March 31, 2015, the estimated settlement liability is $639,753 based on the fair market value of 1,184,727 remaining warrants and therefore the Company recorded a gain on the change in warrant liability of $414,654 and $1,824,479 during the three and six months ended March 31, 2015, respectively.

Results of Operations

The results of operations information below provides details on net loss and general and administrative expenses. General and administrative expenses provide details on continuing operations and include items such as management compensation, SEC compliance, insurance, office and other general expenses.

Results for the Three Months Ended March 31, 2015 and 2014

Net Income (Loss).  For the three months ended March 31, 2015 and 2014, net income and net loss was $85,145 and ($29,805,364), respectively.

Revenue. For the three months ended March 31, 2015 and 2014, revenue was $415,259 and $30,759, respectively.

Cost of Revenue. For the three months ended March 31, 2015 and 2014, cost of revenue was $297,642 and $9,621, respectively. In 2015, cost of revenue includes approximately $85,000 of ceramic products costs, $17,000 of merchandise costs, $13,000 of depreciation, $27,000 of freight costs, $15,000 of merchant fees, $16,000 of warehouse costs, $68,000 of quality assurance, and $8,000 of royalties. In 2014, the recorded costs were product costs.

Gross Profit. For the three months ended March 31, 2015 and 2014, gross profit was $117,617 or 28% and $21,138 or 69%, respectively. Gross profit decreased due to added costs to become fully operational. In addition, product defects from large scale orders being fulfilled from almost a year ago of being purchased were written off during the three months ended March 31, 2015 to ensure quality of our ceramics to the customer. We believe no further write offs related to this issue to be evident as the older purchase orders have been closed out.

Sales and Marketing. For the three months ended March 31, 2015 and 2014, sales and marketing expenses were $296,058 and $0, respectively. In 2015, sales and marketing expenses included approximately $4,000 of general advertising, $11,000 of outside sales expense, $26,000 of E-commerce costs, $14,000 of payroll expenses, $46,000 of stock-based compensation, and $30,000 of trade show expenses.

Research and Development. For the three months ended March 31, 2015 and 2014, research and development costs were $200 and $29,087, respectively.

General and Administrative. For the three months ended March 31, 2015 and 2014, general and administrative expenses were $398,343 and $207,851, respectively. In 2015, general and administrative expenses included approximately $8,000 of insurance expense, $41,000 of office expense, $109,000 of payroll, $20,000 of accounting fees, $42,000 of business development, $40,000 of legal fees, $195,000 of stock-based compensation, and $58,000 of travel expense. In 2014, general and administrative expense included approximately $56,000 of payroll, $13,000 of accounting fees, $18,000 of investor relations, and $55,000 of legal fees.

Interest Expense. For the three months ended March 31, 2015 and 2014, interest expense was $93,488 and $51,659, respectively. In 2015, interest expense included approximately $64,000 of accretion of debt discounts, $9,000 of amortization of deferred financing costs, and $20,000 of interest expense. In 2014, interest expense on convertible notes payable was $51,659.

Interest Expense - related party. For the three months ended March 31, 2015 and 2014, related party interest expense was $6,587 and $9,061, respectively. In 2015, related party interest expense included approximately $2,000 of accretion of related party debt discounts and $5,000 of related party interest expense. In 2014, interest expense on related party convertible notes payable was $9,061.

Change in Warrant Liability. For the three months ended March 31, 2015 and 2014, the gain and loss on change in warrant liability was $414,654 and ($29,528,844), respectively due to the fluctuation in the stock price.

Gain on Settlement. For the three months ended March 31, 2015 and 2014, the gain on settlement was $367,531 and $0, respectively due to a confidential settlement by and between the Company and certain shareholders. In January 2015, the Company received 440,625 shares from the settlement that was to be assigned to the officers of the Company. The officers decided it was in the best interest to return these shares to the Company to be used for future strategic issuances. Accordingly, the 440,625 shares valued at $367,531 were recorded as treasury stock at March 31, 2015 and the Company recorded a gain on settlement of $367,531 during the three months ended March 31, 2015.

Segment Results for the Three Months Ended March 31, 2015 and 2014

The following should be read in conjunction with the quarterly financial results of fiscal 2015 for each reporting segment. See “Notes to Consolidated Financial Statements, Note 10. Segment Information.” The Company evaluates the performance of its segments based on net income from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss by segment:

Vape Holdings, Inc.

Segment Information

(Unaudited)

	For the Three Months Ended March 31, 2015
	VAPE	HIVE	MARKETING	Consolidated
Revenue
Ceramics	$-	$396,100	$-	$396,100
Merchandise	-	-	19,159	19,159
Total revenue	-	396,100	19,159	415,259

Cost of revenue
Ceramics	-	280,828	-	280,828
Merchandise	-	-	16,814	16,814
Total cost of revenue	-	280,828	16,814	297,642

Gross profit	-	115,272	2,345	117,617

Operating expense:
Sales and Marketing	3,777	274,294	17,987	296,058
Research and development	-	200	-	200
General and administrative	246,395	92,742	59,205	398,343
Total operating expenses	250,173	367,236	77,192	694,601

Operating loss	$(250,173)	$(251,963)	$(74,847)	$(576,984)

Other income (expense):
Interest expense				(93,488)
Interest expense - related party				(6,587)
Change in warrant liability				414,654
Gain on settlement				367,531
Loss on debt modification				(19,981)
Total other income, net				662,129

Income before provision for income taxes				85,145

Provision for income taxes				-

Net income				$85,145

VAPE

There was no segment information for the three months ended March 31, 2014. During the three months ended March 31, 2014, all results of operations were attributed to the HIVE segment.

Revenue. There is no revenue generated by this segment for the period presented.

Sales and Marketing. For the three months ended March 31, 2015, sales and marketing expenses were $3,777. In 2015, sales and marketing expenses included approximately $3,000 of investor relations.

General and Administrative. For the three months ended March 31, 2015, general and administrative expenses were $274,294. In 2015, general and administrative expenses included approximately $4,000 of insurance expense, $20,000 of office expense, $55,000 of payroll expense, $226,000 of stock-based compensation, $10,000 of accounting fees, $20,000 of legal fees, and $29,000 of travel expense. In 2014, general and administrative expenses included approximately $56,000 of payroll, $13,000 of accounting fees, $18,000 of investor relations, and $55,000 of legal fees.

HIVE

Revenue. For the three months ended March 31, 2015 and 2014, revenue was $396,100 and $30,759, respectively.

Cost of Revenue. For the three months ended March 31, 2015 and 2014, cost of revenue was $280,828 and $9,621, respectively. In 2015, cost of revenue includes approximately $85,000 of ceramic products costs, $13,000 of depreciation, $26,000 of freight costs, $15,000 of merchant fees, $16,000 of warehouse costs, $68,000 of quality assurance, and $8,000 of royalties. In 2014, costs were mostly product costs.

Gross Profit. For the three months ended March 31, 2015 and 2014, gross profit was $115,272 or 29% and $21,138 or 69%, respectively. Gross profit decreased due to added costs to become fully operational. In addition, product defects from large scale orders being fulfilled from almost a year ago of being purchased were written off during the three months ended March 31, 2015 to ensure quality of our ceramics to the customer. We believe no further write offs related to this issue to be evident as the older purchase orders have been closed out.

Sales and Marketing. For the three months ended March 31, 2015 and 2014, sales and marketing expenses were $274,294 and $0, respectively. In 2015, sales and marketing expenses included approximately $4,000 of general advertising, $12,000 of outside sales expense, $26,000 of E-commerce costs, $23,000 of payroll expenses, $141,000 of stock-based compensation, and $30,000 of trade show expenses.

Research and Development. For the three months ended March 31, 2015 and 2014, research and development costs were minimal.

General and Administrative. For the three months ended March 31, 2015 and 2014, general and administrative expenses were $92,742 and $207,851, respectively. In 2015, general and administrative expenses included approximately $4,000 of insurance expense, $20,000 of office expense, $40,000 of payroll expense, $8,000 of accounting fees, $14,000 of legal fees, and $29,000 of travel expense. In 2014, general and administrative expenses included approximately $56,000 of payroll, $13,000 of accounting fees, $18,000 of investor relations, and $55,000 of legal fees.

MARKETING

There was no segment information for the three months ended March 31, 2014.

Revenue. For the three months ended March 31, 2015, revenue was $19,159.

Cost of Revenue. For the three months ended March 31, 2015, cost of revenue was $16,814. In 2015, cost of revenue includes approximately $13,000 of merchandise costs and $2,000 of freight costs.

Gross Profit. For the three months ended March 31, 2015, gross profit was $2,345 or 12%. The initial revenue was derived from one customer with a small quantity compared to the normal volume projected as a test run for its merchandise and royalty model. In addition, logistics were being set up for future larger scale projects. The Company expects to gross margins to increase to an average of 40% on merchandise sales due to greater economies of scale and cost of revenue control and through streamlining with our strategic suppliers.

Sales and Marketing. For the three months ended March 31, 2015, sales and marketing expenses were $17,987. In 2015, sales and marketing expenses included approximately $14,000 of payroll expense.

General and Administrative. For the three months ended March 31, 2015, general and administrative expenses were $59,205. In 2015, general and administrative expenses included approximately $14,000 of payroll expense, $33,000 of stock-based compensation, and $7,000 of legal fees.

Results for the Six Months Ended March 31, 2015 and 2014

Net Income (Loss).  For the six months ended March 31, 2015 and 2014, net income and net loss was $668,055 and ($30,072,691), respectively.

Revenue. For the six months ended March 31, 2015 and 2014, revenue was $801,902 and $30,759, respectively.

Cost of Revenue. For the six months ended March 31, 2015 and 2014, cost of revenue was $447,528 and $9,621, respectively. In 2015, cost of revenue includes approximately $138,000 of products costs, $17,000 of merchandise costs, $30,000 of depreciation, $65,000 of freight costs, $40,000 of merchant fees, $28,000 of warehouse costs, $87,000 of quality assurance costs, and $16,000 of royalties. In 2014, costs of revenue were product costs.

Gross Profit. For the six months ended March 31, 2015 and 2014, gross profit was $354,374 or 44% and $21,138 or 69%, respectively. Gross profit decreased due to added costs to become fully operational. In addition, product defects from large scale orders being fulfilled from almost a year ago of being purchased were written off during the six months ended March 31, 2015 to ensure quality of our ceramics to the customer. We believe no further write offs related to this issue to be evident as the older purchase orders have been closed out.

Sales and Marketing. For the six months ended March 31, 2015 and 2014, sales and marketing expenses were $365,338 and $0, respectively. In 2015, sales and marketing expenses included approximately $5,000 of general advertising, $25,000 of outside sales expense, $41,000 of E-commerce costs, $60,000 of payroll expense, $141,000 of stock-based compensation, and $30,000 of trade show related expenses.

Research and Development. For the six months ended March 31, 2015 and 2014, research and development costs were $52,053 and $37,587, respectively. Research and development expenses included costs for design of product prototypes and research equipment.

General and Administrative. For the six months ended March 31, 2015 and 2014, general and administrative expenses were $1,373,050 and $418,170, respectively. In 2015, general and administrative expenses included approximately $21,000 of insurance expense, $75,000 of office expense, $225,000 of payroll, $45,000 of accounting fees, $42,000 of business development, $125,000 of legal fees, $673,000 of stock-based compensation, and $72,000 of travel expense. In 2014, general and administrative expense included approximately $144,000 of payroll, $55,000 of accounting fees, $18,000 of investor relations, and $103,000 of legal fees.

Interest Expense. For the six months ended March 31, 2015 and 2014, interest expense was $171,478 and $51,659, respectively. In 2015, interest expense included approximately $98,000 of accretion of debt discounts, $12,000 of amortization of deferred financing costs, $32,000 of non-cash interest expense, and $30,000 of interest expense. In 2014, interest expense on convertible notes payable was $51,659.

Interest Expense - related party. For the six months ended March 31, 2015 and 2014, related party interest expense was $152,150 and $57,569, respectively. In 2015, related party interest expense included approximately $4,000 of accretion of related party debt discounts, $135,000 of related party non-cash interest expense, and $13,000 of related party interest expense. In 2014, interest expense on related party convertible notes payable was $57,569.

Change in Warrant Liability. For the six months ended March 31, 2015 and 2014, the gain and loss on change in warrant liability was $1,824,479 and ($29,528,844), respectively due to the fluctuation in the stock price.

Gain on Settlement. For the six months ended March 31, 2015 and 2014, the gain on settlement was $625,461 and $0, respectively due to a confidential settlement by and between the Company and certain shareholders. On December 15, 2014, the Company recorded a gain on settlement of $257,930 for a confidential settlement by and between the Company and certain shareholders and related parties as settlement for certain potential legal claims held by the Company. As a result of the settlement, the Company received net proceeds of $62,930 and vendor credits of $200,000 during the three months ended December 31, 2014. A total of $325,000 in vendor credits has been received in connection with the settlement and no further credits will be given. In January 2015, the Company received 440,625 shares from the settlement that was to be assigned to the officers of the Company. The officers decided it was in the best interest to return these shares to the Company to be used for future strategic issuances. Accordingly, the 440,625 shares were recorded as treasury stock and a gain on settlement valued at $367,531.

Segment Results for the Six Months Ended March 31, 2015 and 2014

The following should be read in conjunction with the quarterly financial results of fiscal 2015 for each reporting segment. See “Notes to Consolidated Financial Statements, Note 10. Segment Information.” The Company evaluates the performance of its segments based on net income from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss by segment:

Vape Holdings, Inc.

Segment Information

(Unaudited)

	For the Six Months Ended March 31, 2015
	VAPE	HIVE	MARKETING	Consolidated
Revenue
Ceramics	$-	$782,743	$-	$782,743
Merchandise	-	-	19,159	19,159
Total revenue	-	782,743	19,159	801,902

Cost of revenue
Ceramics	-	430,714	-	430,714
Merchandise	-	-	16,814	16,814
Total cost of revenue	-	430,714	16,814	447,528

Gross profit	-	352,029	2,345	354,374

Operating expense:
Sales and Marketing	5,778	341,574	17,987	365,339
Research and development	-	52,053	-	52,053
General and administrative	675,671	638,174	59,205	1,373,050
Total operating expenses	681,449	1,031,800	77,192	1,790,441

Operating loss	$(681,449)	$(679,771)	$(74,847)	$(1,436,067)

Other income (expense):
Interest expense				(171,478)
Interest expense - related party				(152,150)
Change in warrant liability				1,824,479
Gain on settlement				625,461
Loss on debt modification				(19,981)
Total other income, net				2,106,331

Income before provision for income taxes				670,264

Provision for income taxes				2,209

Net income				$668,055

VAPE

There was no segment information for the six months ended March 31, 2014. During the six months ended March 31, 2014, all results of operations were attributed to the HIVE segment.

Revenue. There is no revenue generated by this segment for the period presented.

Sales and Marketing. For the six months ended March 31, 2015, sales and marketing expenses were $5,778. In 2015, sales and marketing expenses included approximately $5,000 of investor relations.

General and Administrative. For the six months ended March 31, 2015, general and administrative expenses were $675,671. In 2015, general and administrative expenses included approximately $100,000 of payroll, $40,000 of business development, $11,000 of insurance expense, $37,000 of office expense, $23,000 of accounting fees, $62,000 of legal fees, and $36,000 of travel expense.

HIVE

Revenue. For the six months ended March 31, 2015 and 2014, revenue was $782,743 and $30,759, respectively.

Cost of Revenue. For the six months ended March 31, 2015 and 2014, cost of revenue was $430,714 and $9,621, respectively. In 2015, cost of revenue includes approximately $138,000 of ceramic products costs, $30,000 of depreciation, $65,000 of freight costs, $40,000 of merchant fees, $28,000 of warehouse costs, $87,000 of quality assurance, and $16,000 of royalties. In 2014, costs were mostly product costs.

Gross Profit. For the six months ended March 31, 2015 and 2014, gross profit was $352,029 or 45% and $21,138 or 69%, respectively. Gross profit decreased due to added costs necessary to become fully operational. In addition, product defects from large scale orders being fulfilled from almost a year ago of being purchased were written off during the three months ended March 31, 2015 to ensure quality of our ceramics to the customer. We believe no further write offs related to this issue to be evident as the older purchase orders have been closed out.

Sales and Marketing. For six months ended March 31, 2015 and 2014, sales and marketing expenses were $341,574 and $0, respectively. In 2015, sales and marketing expenses included approximately $5,000 of general advertising, $25,000 of outside sales expense, $41,000 of E-commerce costs, $47,000 of payroll expenses, $141,000 of stock-based compensation, and $30,000 of trade show expenses.

Research and Development. For the six months ended March 31, 2015 and 2014, research and development costs were $52,053 of product design prototypes and research equipment.

General and Administrative. For the six months ended March 31, 2015 and 2014, general and administrative expenses were $638,174 and $207,851, respectively. In 2015, general and administrative expenses included approximately $11,000 of insurance expense, $38,000 of office expense, $110,000 of payroll, $20,000 of accounting fees, $56,000 of legal fees, and $36,000 of travel expense. In 2014, general and administrative expense included approximately $56,000 of payroll expense, $13,000 of accounting fees, $18,000 of investor relations, and $55,000 of legal fees.

MARKETING

There was no segment information for the six months ended March 31, 2014. During the three months ended March 31, 2014, all results of operations were attributed to the Hive segment.

Revenue. For the six months ended March 31, 2015, revenue was $19,159.

Cost of Revenue. For the six months ended March 31, 2015, cost of revenue was $16,814. In 2015, cost of revenue includes approximately $13,000 of merchandise costs and $2,000 of freight costs.

Gross Profit. For the six months ended March 31, 2015, gross profit was $2,345 or 12%. The initial revenue was derived from one customer with a small quantity compared to the normal volume projected as a test run for its merchandise and royalty model. In addition, logistics were being set up for future larger scale projects. The Company expects to gross margins to increase to an average of 40% on merchandise sales due to greater economies of scale and cost of revenue control and through streamlining with our strategic suppliers.

Sales and Marketing. For the six months ended March 31, 2015, sales and marketing expenses were $17,987. In 2015, sales and marketing expenses included approximately $14,000 of payroll.

General and Administrative. For the six months ended March 31, 2015, general and administrative expenses were $59,205. In 2015, general and administrative expenses included approximately $14,000 of payroll expense, $33,000 of stock-based compensation, and $7,000 of legal fees.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $241,691 and a working capital deficit of $17,858 as compared to cash of $48,370 and a working capital deficit of $36,138 as of September 30, 2014. See Note 5 for subsequent funding of $361,600 towards the $2M Note. We believe our current liquidity and securities purchase commitments will be sufficient to continue operating as a going concern through March 2016.

We had total liabilities of $1,871,464 as of March 31, 2015, including current liabilities of $171,136 of accounts payable, $84,807 of accrued expenses, customer deposits of $1,275, and $640,383 of convertible notes payable, and long-term liabilities of $69,110 of convertible notes payable, $265,000 of related party notes payable, and $639,753 of warrant liability. We had total liabilities of $3,802,237 as of September 30, 2014, including current liabilities of $216,388 of accounts payable, $169,513 of accrued expenses, $187,667 of convertible notes payable, $45,832 of related party convertible notes payable, and long-term liabilities of $178,200 convertible notes payable, $199,115 of related party convertible notes payable, $341,290 of related party notes payable, and $2,464,232 of warrant liability.

We had a total stockholders’ deficit of $723,738 and an accumulated deficit of $24,712,840 as of March 31, 2015.

We used $489,930 of cash in operating activities during the six months ended March 31, 2015, which was attributable to our net income of $668,055, which was offset by $29,815 of depreciation, $1,824,479 gain on change in warrant liability, $367,531 gain on settlement, $101,881 of accretion of debt discounts, $122,909 of non-cash interest expense, $826,052 of stock-based compensation, and $154,549 of net cash provided by change in operating assets and liabilities. We used $252,270 of cash in operating activities for the six months ended March 31, 2014, which was attributable primarily to our net loss of $30,072,691, which was offset by $29,528,844 loss on settlement of stock, $175,856 in accretion of debt discounts, fair value of officer services of $15,000, common stock issued for services of $102,000, and net use in the change in operating assets and liabilities of $1,279.

Investing activities provided $11,079 during the six months ended March 31, 2015 consisting of $62,930 of net proceeds from settlement offset by $42,746 of capital expenditures and $9,105 for trademarks and pending patents. In 2014, investing activities were $42,989 of capital expenditures.

We had $672,172 of net cash provided by financing activities during the six months ended March 31, 2015 consisting of $835,000 of net proceeds from issuance of a convertible notes payable and repayments on convertible notes payable of $40,000, repayments on related party convertible notes payable of $50,000, and repayments on related party notes payable of $72,828. In 2014, we had $893,644 of net cash provided by financing activities consisting of $448,000 from convertible notes payable, $340,287 from related party notes payable, and $242,593 from related party convertible notes payable, offset by $137,236 of net repayments to related parties. The repayments and conversions of notes payable in 2015 combined with expected proceeds from the $2M note will provide additional liquidity.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate control over financial reporting for VAPE. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal controls over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of VAPE; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of VAPE are being made only in accordance with authorizations of management and directors of VAPE; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of VAPE’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of VAPE’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2015.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2015, the Company entered into a securities purchase agreement (the “February 2015 Securities Purchase Agreement”) with an accredited investor pursuant to which the Company agreed to sell, and the investor agreed to purchase, an unsecured convertible promissory note (the “$2M Note”) in the principal amount of $2,000,000 less an original issue discount (“OID”) of $182,000 and transaction expenses of $10,000 for a total purchase price of $1,808,000. The closing under the February 2015 Securities Purchase Agreement occurred on February 10, 2015. See Note 5 regarding $2M Securities Purchase Agreement.

On March 12, 2015, the Company’s Board of Directors issued bonus stock grants of 30,000 shares of restricted common stock each to Kyle Tracey, Joseph Andreae, and Allan Viernes. An additional 100,000 shares of restricted common stock each were granted to Kyle Tracey and Joseph Andreae for serving on the Board of Directors. In addition, a total of 60,000 shares were granted to three (3) employees. These immediately vested issuances resulted in $9,150, $9,150, and $195,200 being charged to cost of revenue, sales and marketing, and general and administrative expense during the three and six months ended March 31, 2015, respectively.

On March 12, 2015, the Company’s Board of Directors issued a bonus stock grant of 60,277 shares of restricted common stock to an outside sales consultant for services performed. This immediately vested issuance resulted in $36,769 being charged to sales and marketing expense during the three and six months ended March 31, 2015.

On March 12, 2015, Kyle Tracey converted $59,718 of accrued wages into 97,898 shares of immediately vested restricted common stock.

On March 12, 2015, Michael Cook converted $36,769 of accrued wages into 60,277 shares of immediately vested restricted common stock.

On March 12, 2015, the Company offered to pay accrued interest and modify the terms of the six (6) Holders’ outstanding 6% Notes, decreasing the conversion floor from $1.00 to $0.50 in order to entice the noteholders to convert their promissory notes. The Company recorded a loss on debt modification of $23,443 as a result of the fair value in excess of the modified conversion floor. In March 2015, the Company paid all accrued interest on the 6% notes of $17,200. Five (5) of the six (6) holders converted in full a total of $80,000 of 6% Notes into 160,000 shares of common stock. The remaining note holder partially converted $20,000 of 6% Notes into 40,000 of common shares and extended the terms on the remaining $30,000 for six (6) months. See Note 5 regarding Convertible Notes Payable.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Stock Surrender Agreement, dated May 11, 2015.
10.2	Form of Option Surrender Agreement.
14.1	Code of Ethics, dated May 11, 2015.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1	Audit Committee Charter, dated May 11, 2015.
99.2	Compensation Committee Charter, dated May 11, 2015.
99.3	Insider Trading Policy, dated May 11, 2015.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vape Holdings, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

**	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vape Holdings, Inc.
Registrant

Dated: May 15, 2015	/s/ Kyle Tracey
Kyle Tracey
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2015	/s/ Allan Viernes
Allan Viernes
Chief Financial Officer
(Principal Financial and Accounting Officer)

