Form 10-Q
period 2015-06-30
Vape Holdings, Inc.
filed 2015-08-14
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of Common Stock outstanding at August 14, 2015:

Common Stock, par value $0.00001 per share	11,967,595
(Class)	(Number of Shares)

VAPE HOLDINGS INC.

FORM 10-Q

June 30, 2015

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).   It is suggested that the following consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the annual financial statements included on Form 10-K for Vape Holdings, Inc. for the year ended September 30, 2014.

VAPE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash	$134,059	$48,370
Accounts receivable	52,973	16,771
Inventory	490,184	227,530
Prepaid inventory	41,738	246,491
Other current assets	64,596	44,100
Deferred financing costs	34,211	-
Total current assets	817,761	583,262

Fixed assets, net of accumulated depreciation	121,282	106,377
Trademarks	123,150	119,575
Pending patents	20,420	14,890
TOTAL ASSETS	$1,082,613	$824,104

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$131,068	$216,388
Accrued expenses	121,918	169,513
Customer deposits	1,275	-
Convertible notes payable, net of unamortized discount of $261,717 and $32,333, respectively	1,034,949	187,667
Related party convertible notes payable, net of unamortized discount of $4,168 at September 30, 2014	-	45,832
Total current liabilities	1,289,210	619,400

Long term liabilities:
Convertible notes payable, long-term, net of unamortized discount of $19,800 at September 30, 2014	46,667	178,200
Related party convertible notes payable, long-term, net of unamortized discount of $125,480 at September 30, 2014	-	199,115
Related party notes payable, long-term	265,000	341,290
Warrant liability	308,029	2,464,232
Total liabilities	1,908,906	3,802,237

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.00001 par value - 100,000,000 authorized;
500,000 outstanding at June 30, 2015 and September 30, 2014	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000;
12,145,079 issued at June 30, 2015, 11,704,454 outstanding at June 30, 2015, and 10,032,436 issued and outstanding at September 30, 2014	117	100
Additional paid-in capital	24,690,014	22,402,662
Treasury stock, 440,625 at June 30, 2015	(367,531)	-
Accumulated deficit	(25,148,893)	(25,380,895)
Total stockholders' deficit	(826,293)	(2,978,133)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,082,613	$824,104

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Revenue	$282,331	$361,781	$1,084,233	$392,540

Cost of revenue [A]	157,140	356,166	604,668	365,787

Gross profit	125,191	5,615	479,565	26,753

Operating expenses:
Sales and Marketing [B]	188,925	–	554,263	–
Research and development	91,428	109,540	143,481	138,627
General and administrative [C]	488,980	1,058,660	1,862,030	1,266,511
Total operating expenses	769,333	1,168,200	2,559,774	1,405,138

Operating loss	(644,142)	(1,162,585)	(2,080,209)	(1,378,385)

Other income (expense):
Interest expense	(112,690)	(112,812)	(284,168)	(164,471)
Interest expense - related party	(4,020)	(82,390)	(156,170)	(91,451)
Change in warrant liability	331,724	–	2,156,203	(29,528,844)
Gain on settlement	–	–	625,461	–
Loss on debt modification	(6,924)	–	(26,905)	–
Total other income (expense), net	208,090	(195,202)	2,314,421	(29,784,766)

Income (loss) before provision for income taxes	(436,052)	(1,357,787)	234,212	(31,163,151)

Provision for income taxes	–	800	2,210	800

Net income (loss)	$(436,052)	$(1,358,587)	$232,002	$(31,163,951)

Net income (loss) available to common shareholders:
Earnings (loss) per common share - basic	$(0.04)	$(0.17)	$0.06	$(4.41)
Earnings (loss) per common share - diluted	$(0.04)	$(0.17)	$0.05	$(4.41)

Weighted average shares - basic	11,925,400	8,490,049	11,253,868	7,059,138
Weighted average shares - diluted	11,925,400	8,490,049	13,874,926	7,059,138

[A] Stock-based compensation was $2,075 and $0, and $41,408 and $0 for the three and nine months ended June 30, 2015 and 2014, respectively.

[B] Stock-based compensation was $15,200 and $0, and $110,167 and $0 for the three and nine months ended June 30, 2015 and 2014, respectively.

[C] Stock-based compensation was $126,250 and $437,312, and $529,799 and $437,312 for the three and nine months ended June 30, 2015 and 2014, respectively.

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2015
(Unaudited)

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit
Balance at September 30, 2014	500,000	$-	10,032,436	$100	$22,402,662	$(25,380,895)	$-	$(2,978,133)

Conversion of related party notes payable and accrued interest	-	-	625,478	6	341,741	-	-	341,747
Conversion of notes payable and accrued interest	-	-	728,713	5	460,228	-	-	460,233
Conversion of unpaid wages	-	-	158,175	2	96,485	-	-	96,487
Common stock issued for services	-	-	60,277	1	36,768	-	-	36,769
Common stock issued for bonuses	-	-	440,000	6	288,196	-	-	288,203
Stock issued for settlement of accounts payable	-	-	100,000	1	99,999	-	-	100,000
Discount on convertible note payable at 10%	-	-	-	-	252,079	-	-	252,079
Discount on related party convertible note payable at 6%	-	-	-	-	5,410	-	-	5,410
Extinguishment of related party accrued interest	-	-	-	-	1,625	-	-	1,625
Modification of convertible notes payable	-	-	-	-	23,443	-	-	23,443
Stock-based compensation - employee options	-	-	-	-	606,362	-	-	606,362
Stock-based compensation - non-employee options	-	-	-	-	75,012	-	-	75,012
Treasury stock	-	-	(440,625)	(4)	4	-	(367,531)	(367,531)
Net income	-	-	-	-	-	232,002	-	232,002
Balance at June 30, 2015	500,000	$-	11,704,454	$117	$24,690,014	$(25,148,893)	$(367,531)	$(826,292)

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$232,002	$(31,163,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,990	–
Accretion of debt discounts	159,071	199,715
Interest expense	147,632	–
Gain on change in warrant liability	(2,156,203)	29,528,844
Gain on settlement	(625,461)	–
Loss on debt modification	19,981	–
Fair value of officer services	–	15,000
Common stock issued for services	36,769	122,800
Stock-based compensation	969,577	437,312
Changes in operating assets and liabilities:
Accounts receivable	(36,202)	(24,865)
Inventory	(57,901)	(352,900)
Other assets	(20,496)	23,641
Accounts payable	209,680	183,436
Accrued expenses	134,873	150,623
Customer deposits	1,275	–
Net cash used in operating activities	(935,413)	(880,345)

Cash flows from investing activities:
Capital expenditures	(64,895)	–
Purchase of trademarks and pending patents	(9,105)	(128,245)
Net proceeds from settlement	62,930	–
Net cash used in investing activities	(11,070)	(128,245)

Cash flows from financing activities:
Net proceeds from issuance of convertible note payable	1,195,000	428,000
Net proceeds from issuances of related party convertible notes payable	–	324,419
Net proceeds from issuances of related party notes payable	–	328,463
Repayments on convertible notes payable	(40,000)	–
Repayments on related party convertible notes payable	(50,000)	–
Repayments on related party notes payable	(72,828)	–
Net cash provided by financing activities	1,032,172	1,080,882

Net change in cash	85,689	72,292
Cash, beginning of period	48,370	568
Cash, end of period	$134,059	$72,860

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$18,788	$–
Taxes	$2,209	$–

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest	$460,233	$–
Conversion of related party notes payable and accrued interest	$341,747	$64,951
Issuance of convertible note payable for services	$–	$100,000
Issuance of convertible note payable for former officer services	$–	$50,000
Issuance of common stock in connection with warrant settlement	$–	$98,822
Beneficial conversion feature recorded with convertible notes payable	$252,079	$–
Beneficial conversion feature recorded with related party convertible note payable	$5,410	$–
Original issue discount recorded with convertible notes payable	$257,489	$–

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

The Company has recently launched ‘HIVE Glass.’ HIVE Glass is VAPE’s newest line of products under the HIVE brand name. The HIVE GLASS line is precision made using state of the art manufacturing processes and techniques, and exclusively uses German Schott glass caliber and fittings through all production phases. The aim with HIVE Glass is to create an affordable, high quality glass product that is both aesthetically pleasing and a highly functional vaporization product. VAPE’s existing customer base and distribution network will be the catalyst for expansion of this new HIVE product line. Under HIVE Glass, the Company also buys and sells high-end collector pieces.

VAPE has also recently launched ‘HIVE Supply.’ HIVE Supply is a packaging and sourcing division of VAPE designed to serve as a competitively priced, comprehensive “one-stop shop” for all medical and recreational marijuana packaging needs. As with all of VAPE’s products, HIVE Supply will operate in full compliance with all federal laws and the laws of each individual state in which it does business. HIVE Supply will focus on providing much-needed support to cannabis businesses in regards to sourcing consumer products, brand management and marketing services. HIVE Supply is currently operated out of three (3) locations: HIVE Supply in Southern California, HIVE Supply Washington in Spokane and HIVE Supply Oregon in Portland. Under HIVE Supply, the Company also buys and sells high-end manufacturing machines.

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

Management’s Plans

VAPE’s consolidated financial statements reflect net loss from operations of $2,080,209 during the nine months ended June 30, 2015. As of June 30, 2015, we had cash of $134,059 and a working capital deficit of $471,449. Management has subsequently obtained funding for operations described below. We believe our current liquidity will be sufficient to continue operating as a going concern through June 2016.

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

Offset

On January 22, 2015, the Company created a new wholly-owned subsidiary, Offset, LLC (“Offset”), which is in the business of branding, marketing, and merchandising services. Offset will serve as VAPE’s creative marketing, branding and merchandising vehicle working synergistically with VAPE’s existing product lines, sales and distribution channels, HIVE Supply retail development while expanding into unique branding, marketing and merchandising avenues both inside and outside of the cannabis industry.

nouveau

On April 6, 2015, the Company created a new wholly-owned subsidiary, Nouveau, LLC (“Nouveau”), which is in the business of branding, marketing, and web design services. Nouveau will serve as VAPE’s creative marketing, branding, and web design vehicle working synergistically with VAPE’s existing product lines, sales and distribution channels, HIVE Supply retail development while expanding into unique branding, marketing and merchandising avenues both inside and outside of the cannabis industry.

BETTERCHEM

On July 1, 2015, the Company entered into a Share Exchange Agreement with BetterChem Consulting, Inc. (“BetterChem”), a Pennsylvania corporation, and its sole shareholder and the Company’s current Chief Science Officer Dr. Mark Scialdone (“Dr. Scialdone”), whereby the Company acquired a controlling 80% interest in BetterChem from Dr. Scialdone in exchange for up to 400,000 shares of the Company’s restricted common stock. In consideration for the issuance of the shares to Dr. Scialdone, the Company acquired 80 shares of the common stock of BetterChem which represents 80% of the issued and outstanding shares of BetterChem. Dr. Scialdone retained a 20% interest in BetterChem. The Share Exchange Agreement transaction closed concurrently with its execution on July 1, 2015 and was approved by Unanimous Written Consent of the Board of Directors (the “Board”) of the Company on the same date. At closing, the Company issued 250,000 shares of its common stock valued at $67,500 to BetterChem. The Company acquired an 80% controlling interest of the business in order to expand its science consulting segment and research and development. BetterChem had no assets and $8,500 of accounts payable, in which the Company assumed upon closing.

An additional up to 150,000 shares of common stock to be issued to Dr. Scialdone will be subject to the following terms:

1.	Due to the uncertain nature of the valuation of BetterChem, a privately held consulting business, the parties have agreed that Dr. Scialdone shall have a nonassignable contingent contractual right to receive additional shares contingent on the future gross revenues of BetterChem as follows:

a.	On the one year anniversary of the closing, Dr. Scialdone shall be entitled to an additional 75,000 shares if BetterChem has generated at least $100,000 in gross revenues beginning on the date of closing and up to the one year anniversary of the closing. The additional stock issuance will be calculated on a pro rata basis (i.e. If BetterChem only generates $50,000 in gross revenues in the first year then Dr. Scialdone will be entitled to only 37,500 shares).

b.	On the two year anniversary of the closing, Dr. Scialdone shall be entitled to an additional 75,000 shares if BetterChem has generated at least $100,000 in gross revenues beginning on the one year anniversary of the closing up to the two year anniversary of the closing. The additional stock issuance will be calculated on a pro rata basis (i.e. If BetterChem only generates $50,000 in gross revenues in the second year then Dr. Scialdone will be entitled to only 37,500 shares).

2.	In the event of a change in control of BetterChem or a sale of all or substantially all of the assets of BetterChem during the two year period, the additional 150,000 shares shall automatically vest and be payable in full to Dr. Scialdone and any salary compensation due Dr. Scialdone under the 2 year term of his employment agreement with the Company dated May 1, 2015, or extensions of that Employment Agreement which the parties may thereafter execute, shall be accelerated and shall be due and payable in full within 30 days of the event of change in control of BetterChem.

In connection with the Share Exchange Agreement, on July 1, 2015, Dr. Scialdone and the Company entered into an Intellectual Property Rights Transfer Agreement (the “I.P. Agreement”) whereby Dr. Scialdone agreed to transfer and assign to Company the entire right, title and interest in and to any and all intellectual property in which Dr. Scialdone has a right to convey an interest, including intellectual property conceived, developed, reduced to practice, assigned or acquired by Dr. Scialdone prior to the date of the I.P. Agreement as well as intellectual property held, conceived, developed, reduced to practice, assigned or acquired by BetterChem.

Management Services and Real Estate Solutions

VAPE also plans to leverage its management team’s vast experience in the cannabis concentrate industry to provide management, consulting, branding, real estate and compliant packaging solutions to lawfully operating participants in the cannabis industry. Although the Company plans to provide services to the industry, it does not grow, transport, harvest, or sell cannabis. Furthermore, it does not currently maintain an ownership interest in any extraction laboratories or concentrate facilities. As for its real estate services, the Company plans to hold properties in strategic locations deemed to be susceptible for large scale manufacturing and extraction of concentrates. VAPE plans to purchase this real estate, build the full-scale infrastructure needed for these cultivation and extraction laboratories and then lease the real estate, equipment and infrastructure to these compliant cultivators. The Company also plans to provide property management and leasing services to legally compliant cannabis facilities. The Company plans to provide guidance and expertise to assist in the development of standardized labs, processes and packaging. To that end, the Company plans to work closely with the leaders in cultivation, extraction and lab testing in the most relevant markets to form a positive working group to set the standard for how these products are made, packaged and responsibly advertised. VAPE plans to forge strategic relationships in the concentrate industry, develop intellectual property and standardize the build-out and process of concentrate manufacturing facilities. VAPE has already begun deploying management and consultants into areas of interest to evaluate opportunities in this rapidly growing industry. At this time, VAPE currently has not executed on any of these plans. VAPE is still evaluating opportunities in this area and plans to execute on these plans on a case-by-case basis based on the Company’s capital reserves available for such projects as well as the risks inherent in each project due to the current regulatory environment surrounding the cannabis industry.

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

CONSOLIDATION

The consolidated financial statements include the assets, liabilities, and operating results of the Company and its wholly-owned subsidiaries,   Offset and Nouveau after elimination of all material inter-company accounts and transactions.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued liabilities, and notes payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at June 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$134,059	$-	$-	$134,059
Total assets measured at fair value	$134,059	$-	$-	$134,059

Liabilities
Derivative instruments	$-	$308,029	$-	$308,029
Total liabilities measured at fair value	$-	$308,029	$-	$308,029

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

Customers

Two (2) customers accounted for 40% of our accounts receivable as of June 30, 2015. The loss of these customers would have a significant impact on the Company’s financial results.

Suppliers

Two (2) suppliers accounted for 68% of our purchases during the three months ended June 30, 2015. We purchased $60,000 in high-end glass from Kyle Tracey for HIVE Glass, which accounted for 36% of purchases during the three months ended June 30, 2015. Two (2) suppliers accounted for 70% of our purchases during the nine months ended June 30, 2015. Kyle Tracey brokered $60,000 of HIVE Glass purchases, which accounted for 11% of total purchases during the nine months ended June 30, 2015. As of June 30, 2015, $60,000 is owed to Kyle Tracey for brokering HIVE Glass sales. The loss of these suppliers would have a significant impact on the Company’s financial results.

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

Long-lived assets, such as fixed assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. During the three and nine months ended June 30, 2015 and 2014, the Company did not record any impairment of its trademarks and pending patents as its expected future cash flows are in excess of their carrying amounts.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and that have alternative future uses, both in research and development, marketing or sales, will be classified as fixed assets and depreciated over their estimated useful lives. To date, research and development costs include the research and development expenses related to prototypes of the Company’s products. During the three and nine months ended June 30, 2015 and 2014, research and development costs were $91,428 and $109,540, and $143,481 and $138,627, respectively.

CONVERTIBLE DEBT

Convertible debt is accounted for under the guidelines established by ASC 470-20 “Debt with Conversion and Other Options.” ASC 470-20 governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting (explained below) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt.  Many   of the conversion features embedded in the Company's convertible notes are variable and are adjusted based on a discount to market prices which could cause an unlimited number of common stock to be issued.  The management and board of directors currently have the ability to authorize additional shares of common stock primarily through their super voting rights under the Series A Preferred stock (See “NOTE 8 - STOCKHOLDERS’ DEFICIT”).

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

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders:

For the Nine Months Ended
June 30, 2015
Weighted average common shares outstanding used in calculating basic earnings per share	11,253,868
Effect of preferred stock	500,000
Effect of convertible notes payable	1,924,046
Effect of options and warrants	197,012
Weighted average common and common equivalent shares used in calculating diluted earnings per share	13,874,926

Net income as reported	$232,002
Add - interest on convertible notes payable	427,240
Net income available to common stockholders	$659,242

The Company excluded 110,000 options from the computation for the nine months ended June 30, 2015, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

During the three months ended June 30, 2015, no options would have been included had the Company generated net income in the computation of dilutive shares outstanding using the treasury-stock method since the exercise prices exceeded the average market value of the Company's common stock.

The following is a summary of outstanding securities that would have been included in the calculation of diluted shares outstanding since the exercise prices did not exceed the average market value of the Company’s common stock if the Company generated net income for the three and nine months ended June 30, 2014:

	For the Three Months Ended	For the Nine Months Ended
	June 30,	June 30,
	2014	2014
Series A Preferred stock	5,000,000	5,000,000
Common stock options	642,400	780,976
Common stock warrants	30,701	18,804
Convertible notes	901,228	901,228
	6,574,329	6,701,008

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

The following weighted average variables were used in the Black Scholes model for all option issuances valued during the nine months ended June 30, 2015 and 2014:

Nine Months Ended June 30,	Stock Price at Grant Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
2015	$0.73	-%	$0.73	2.2%	380%	10.0
2014	$1.66	n/a	$1.66	2.5%	400%	10.0

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

In August 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.2 An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

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

NOTE 3.   FIXED ASSETS

The following is a summary of fixed assets as of June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014
Molds and Tooling	$157,655	$122,555
Leasehold improvements	29,795	-
Accumulated depreciation	(66,168)	(16,178)
	$121,282	$106,377

During the nine months ended June 30, 2015 and 2014, depreciation expense included in cost of revenue were $49,990 and $0, respectively.

NOTE 4.   ACCRUED EXPENSES

The following is a summary of accrued expenses as of June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014
Accrued interest	$24,747	$16,300
Accrued interest - related party	20,480	18,325
Accrued wages and taxes	48,561	108,374
Other	28,130	26,514
	$121,918	$169,513

NOTE 5.   THIRD PARTY DEBT

CONVERTIBLE NOTES PAYABLE

Beginning on February 11, 2014, the Company issued 6% Convertible Notes (the “6% Notes”) pursuant to subscription agreements to ten (10) accredited investors (the “Holders”) with the aggregate principal amount of $230,000. The 6% Notes are not secured by any collateral or any assets pledged to the Holders. The maturity dates are from February 28, 2015 to March 31, 2015, and the annual rate of interest is six percent (6%). Subject to certain limitations, the Holders can, at their sole discretion, convert the outstanding and unpaid principal and interest of their notes into fully paid and nonassessable shares of the Company’s common stock. The conversion price of these 6% Notes is the average of the fifteen (15) lowest daily VWAP’s occurring during the twenty (20) consecutive trading days immediately preceding the date each Holder elects convert all of their 6% Note minus a discount of 40%. In no event will the conversion price be less than $1.00 per share or greater than $3.00 per share. The Company had a preexisting relationship with each of the Holders, and no general solicitation or advertising was used in connection with the issuance of the 6% Notes. We recorded a discount totaling $92,000 related to the beneficial conversion feature embedded in the notes upon issuance and amortized $0 and $33,235 of the discount to interest expense during the three and nine months ended June 30, 2015, respectively.

On March 12, 2015, the Company offered to pay accrued interest and modify the terms of the six (6) Holders’ outstanding 6% Notes, decreasing the conversion floor from $1.00 to $0.50 in order to encourage the noteholders to convert their promissory notes. The Company recorded a loss on debt modification of $23,443 as a result of the fair value in excess of the modified conversion floor. In March 2015, the Company paid all accrued interest on the 6% notes of $17,200. Five (5) of the six (6) holders converted in full a total of $80,000 of 6% Notes into 160,000 shares of common stock. The remaining note holder partially converted $20,000 of 6% Notes into 40,000 of common shares and extended the terms on the remaining $30,000 for six (6) months. As of June 30, 2015, there is $550 in accrued interest expense related to the one (1) remaining note and the Company recorded $2,705 and $3,607 in interest expense related to the 6% notes during the three and nine months ended June 30, 2015, respectively.

On December 3, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”)  pursuant to which the Company agreed to sell, and the Investor agreed to purchase, an unsecured convertible promissory note (the “Note”) in the principal amount of $560,000 less an original issue discount (“OID”) of $50,000 and transaction expenses of $10,000 for a total purchase price of $500,000. The Company also paid a finder’s fee in the amount of $25,000 in connection with this transaction, which was recorded as a discount to the note as it was paid from the proceeds. The closing under the Securities Purchase Agreement occurred on December 3, 2014. The Company received $475,000 net proceeds after transactions costs. We amortized $8,333 and $19,444 of the discount to interest expense during the three and nine months ended June 30, 2015. In addition, the Company recorded $45,940 in deferred financing costs and amortized $7,657 and $17,866 to interest expense during the three and nine months ended June 30, 2015, respectively. As of June 30, 2015, the Company capitalized $28,074 as current deferred financing costs.

The Note bears interest at the rate of 10% per annum and is convertible into common stock of the Company at a conversion price per share of 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable Conversion (subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock at a lower purchase price (subject to certain exceptions))(the “Conversion Price”). In no event will the Conversion Price be less than $0.50 per share. Repayment of principal on the Note, together with accrued interest thereon, is due in twelve monthly installments, commencing six months from issuance. The Company may make such payments in cash (in which event the Company will pay a 25% premium) or, subject to certain conditions, in shares of common stock valued at the lower of the Conversion Price or 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable payment date (the “Amortization Conversion Rate”). The Maturity Date of the Note is seventeen months from the date of issuance. We recorded a discount totaling $168,000 related to the beneficial conversion feature embedded in the note upon issuance. We amortized $28,000 and $65,333 of the discount to interest expense during the three and nine months ended June 30, 2015.

On June 4, 2015, the Company issued Investor common stock as an amortization payment for principal and accrued interest of $46,667 and $28,871 in the form of 220,949 shares of common stock at a per share price of $0.34 and in connection the Company recorded $14,435 to interest expense for the excess fair value over accrued interest. Subsequently on July 4, 2015, Company issued Investor common stock as an amortization payment for principal and accrued interest of $46,667 and $4,295 in the form of 263,141 shares of common stock at a per share price of $0.19. As a result, as of June 30, 2015, $333,444 and $46,667, net of total unamortized discounts of $226,556 and $0 are classified as current and long-term on the accompanying consolidated balance sheet. As of June 30, 2015, there is $3,640 in accrued interest expense related to this note and the Company recorded $14,156 and $32,511 in interest expense related to this note during the three and nine months ended June 30, 2015.

$2M Securities Purchase Agreement

On February 10, 2015, the Company entered into a securities purchase agreement (the “February 2015 Securities Purchase Agreement”) with an accredited investor pursuant to which the Company agreed to sell, and the investor agreed to purchase, an unsecured convertible promissory note (the “$2M Note”) in the principal amount of $2,000,000 less an OID of $182,000 and transaction expenses of $10,000 for a total purchase price of $1,808,000. The closing under the February 2015 Securities Purchase Agreement occurred on February 10, 2015.

The $2M Note bears interest at the rate of 10% per annum and is immediately convertible into common stock of the Company at a conversion price per share of 70% of the lowest daily VWAP in the ten (10) Trading Days immediately preceding the applicable Conversion (subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock at a lower purchase price (subject to certain exceptions))(the “Conversion Price”). In no event will the Conversion Price be less than $0.50 per share. Repayment of principal on the $2M Note, together with accrued interest thereon, is due in twelve bi-monthly installments, commencing approximately six months from issuance. The Company may make such payments in cash (in which event the Company will pay a 25% premium) or, subject to certain conditions, in shares of common stock valued at the lower of the Conversion Price or 70% of the lowest daily VWAP in the ten (10) Trading Days immediately preceding the applicable payment date (the “Amortization Conversion Rate”). The Maturity Date of the $2M Note is twelve months from the date of issuance.

During the three and nine months ended June 30, 2015, the Company received $400,000 and $800,000 toward the $2M Note with an original issue discount of $38,400 and $76,800 for net proceeds of $361,600 and $723,200, respectively. We amortized $17,600 and $22,400 of the discount to interest expense during the three and nine months ended June 30, 2015. In addition, we recorded a discount totaling $108,641 related to the beneficial conversion feature embedded in the note upon issuance. We amortized $25,113 and $36,349 of the discount to interest expense during the three and nine months ended June 30, 2015. As of June 30, 2015, $673,308, net of total unamortized discounts of $126,692 are classified as current on the accompanying consolidated balance sheet. As of June 30, 2015, there is $14,500 in accrued interest expense related to the $2M Note and the Company recorded $10,111 and $14,500 in interest expense related to this note during the three and nine months ended June 30, 2015. Subsequent to June 30, 2015, the investor has failed to provide any further proceeds beyond the initial $800,000 funded. See Note 11 for Subsequent Events for Waiver and Modification Agreement on February 2015 Securities Purchase Agreement.

The Company has the ability to increase the authorized common stock of the Company in the event that the convertible notes require more shares than available.

CONVERTIBLE NOTES PAYABLE, LONG-TERM

On March 19, 2014, the Company issued an 8% Convertible Note to an accredited investor in exchange for the contribution of capital to the Company in the amount of $198,000 (the “Investor Note”). Per the terms of the Investor Note, the principal balance is $198,000, and is not secured by any collateral or any assets pledged to the holder. The maturity date is November 19, 2014 and interest accrues at 8% per annum. Subject to certain limitations, the holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Investor Note is eighty percent (80%) of the average of the three (3) lowest daily closing bid prices (the 3 lowest prices will be calculated on a VWAP basis) occurring during the ten (10) consecutive Trading Days immediately preceding the applicable conversion date on which the holder elects to convert. In no event shall the conversion price be less than $1.00 or greater than $3.00. We recorded a discount totaling $158,400 related to the beneficial conversion feature embedded in the notes upon issuance. On June 2, 2014, the Investor Note was assigned in its entirety to a third party free of any liens or encumbrances. On October 28, 2014, the Company received a Notice of Conversion for the Investor Note. The noteholder converted principal of $198,000 and outstanding accrued and unpaid interest of $9,764 into 207,764 shares of restricted common stock of the Company at a per share conversion price of $1.00 in accordance with the terms of the convertible note payable. The conversion of this note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. Upon conversion, we expensed the unamortized discount of $19,800 to interest expense.

NOTE 6.   RELATED PARTY DEBT

RELATED PARTY NOTES PAYABLE, LONG-TERM

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013. This payable was converted into a note payable on December 7, 2013. The note payable bears interest of 6% per annum with a maturity date of December 1, 2016. As of June 30, 2015, there is $1,417 in accrued interest expense related to this note and the Company recorded $228 and $685 in interest expense related to this note during the three and nine months ended June 30, 2015.

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

On February 28, 2014, the Company issued a note payable to HIVE (the “HIVE Note”) for the principal amount of $250,000 in connection with the Hive asset acquisition. Per the terms of the HIVE Note, the maturity date is February 27, 2016 and the annual rate of interest is six percent (6%). No prepayment penalty exists. The HIVE Note is unsecured. As of June 30, 2015, there is $19,062 in accrued interest expense related to this note and the Company recorded $3,792 and $11,377 in interest expense related to this note during the three and nine months ended June 30, 2015, respectively.

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

NOTE 7.   COMMITMENTS AND CONTINGENCIES

Warrant Liability

The Company recorded the estimated settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices discussed above. As of June 30, 2015, the estimated settlement liability is $308,029 based on the fair market value of 1,184,727 remaining warrants and therefore the Company recorded a gain on the change in warrant liability of $2,156,203 during the nine months ended June 30, 2015.

Settlement of Company Legal Claims

On December 15, 2014, the Company recorded a gain on settlement of $257,930 for a confidential settlement by and between the Company and certain shareholders and related parties as settlement for certain potential legal claims held by the Company. As a result of the settlement, the Company received net proceeds of $62,930 and vendor credits of $200,000 during the three months ended December 31, 2014. A total of $325,000 in vendor credits has been received in connection with the settlement and no further credits will be given. In January 2015, the Company received 440,625 shares from the settlement that was assigned to officers of the Company. The officers decided it was in the best interest of the Company to return these shares to the Company to be used for future strategic issuances. Accordingly, the 440,625 shares valued at $367,531 were recorded as treasury stock as of March 31, 2015, and the Company recorded a gain on settlement of $625,461 during the nine months ended June 30, 2015.

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

The Company agrees that in the event that revenue is realized by the Company or one of the Company's wholly owned or partially owned subsidiaries ("VAPE Affiliates"), as applicable, from the exploitation of intellectual property that is developed with Executive as the inventor or co-inventor, then the Company will pay Executive as follows:

i.	For licenses to parties other than the Company or VAPE Affiliates, fifteen percent (15%) of Net Royalties received by the Company and/or applicable VAPE Affiliate on all such licenses and extensions thereof in perpetuity;

ii.	For licenses to or other exploitation by the Company or a VAPE Affiliate, 5% of Net Profit received by the Company or applicable VAPE Affiliate from the sales of products incorporating the intellectual property in perpetuity.

iii.	For purposes of these payments:

(1)	"Net Royalties" shall be calculated by determining gross royalties received and subtracting any unrecouped out-of-pocket costs incurred by the Company and/or applicable VAPE Affiliate for filing, prosecution, licensing and patent defense directly related to the specific rights that are licensed.

(2)	"Net Profit" shall be calculated by determining the net profit received by the Company or applicable VAPE Affiliate from the sales of the product incorporating the invention starting with the gross revenue from sales and subtracting the costs incurred by the Company, and any returns, sales allowances and sales discounts.

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

In addition to the officer appointments and changes above, the Board of formally appointed current CFO Allan Viernes and newly-appointed COO Benjamin Beaulieu as new members of the Board. Messrs. Viernes and Beaulieu will join CEO Kyle Tracey and President Joe Andreae on the four-person board. In connection with the appointments of Messrs. Viernes and Beaulieu to the Board, the Company increased its Board size to seven (7) members. Messrs. Viernes and Beaulieu have contributed substantially to the existing operations of the company as well as the successful launch and day-to-day oversight of new business segments.

Messrs. Viernes and Beaulieu have existing employment agreements with the Company. No changes have been made to their existing compensation at this time.

Enactment of Corporate Governance Measures

Also on May 11, 2015, the Board reaffirmed its commitment to good corporate governance and the related disciplines of organizational excellence and enhanced transparency by commencing several new organizational initiatives. The Board believes that it is now at the proper stage in its development to support this expanded organizational structure to accelerate the Company’s future growth.

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

In order to properly attract the requisite Board talent, the Company previously approved a Board Compensation Plan on March 12, 2015. Concurrently with the approval of the Board Compensation Plan, 100,000 shares each were issued to Kyle Tracey and Joe Andreae as members of the Board. On May 11, 2015, the Board amended the terms of the Board Compensation Plan. Pursuant to the amended terms of the Board Compensation Plan, the Board shall issue to outside directors only, a total of 100,000 shares of restricted common stock of the Company per fiscal year of service which shares vest quarterly (i.e. 25,000 shares per quarter), As of June 30, 2015, no shares have been issued under the amended Board Compensation Plan.

The Company intends to further support its existing management team with the establishment of an advisory board (the “Advisory Board”) which will consist of a wide array of outside industry experts presenting different viewpoints and areas of expertise to support the growth of existing management and the Companies expansion of new and existing business segments.

In addition, the Board has authorized the creation of Audit and Compensation Committees (the “Audit Committee” and “Compensation Committee), a Company Code of Ethics, and an Insider Trading Policy to voluntarily meet advanced corporate governance guidelines. Appointments to these committees and the Advisory Board will be announced when available.

Copies of the Audit Committee Charter (Ex. 99.1), Compensation Committee Charter (Ex. 99.2), Code of Ethics (Ex. 14.1) and Insider Trading Policy (Ex. 99.3) are attached as exhibits to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

NOTE 8.   STOCKHOLDERS’ DEFICIT

COMMON STOCK

On November 27, 2013, the Board and shareholders approved an increase in the authorized number of shares of common and preferred stock which may be issued by the Company to 1,000,000,000 shares and 100,000,000 shares, respectively.  On December 3, 2013, the certificate of amendment was filed with the Secretary of State of Delaware to reflect the increase in authorized.

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

COMMON STOCK ISSUED FOR BONUSES

On March 12, 2015, the Company’s Board of Directors issued bonus stock grants of 30,000 shares of restricted common stock each to Kyle Tracey, Joseph Andreae, and Allan Viernes. In addition, a total of 60,000 shares were granted to three (3) employees. These issuances were based on the fair market value on the date of issuance immediately vested and resulted in $9,150, $9,150, and $195,200 being charged to cost of revenue, sales and marketing, and general and administrative expense during the nine months ended June 30, 2015, respectively.

COMMON STOCK ISSUED FOR SERVICES

On March 12, 2015, the Company’s Board of Directors issued a bonus stock grant of 60,277 shares of restricted common stock to an outside sales consultant for services performed. This issuance based on the fair market value on the date of issuance immediately vested resulting in $36,769 being charged to sales and marketing expense during the nine months ended June 30, 2015.

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

COMMON STOCK ISSUED AS DIRECTOR COMPENSATION

On March 12, 2015, the Company’s Board of Directors issued 100,000 shares of restricted common stock each were granted to Kyle Tracey and Joseph Andreae for serving on the Board of Directors.

COMMON STOCK ISSUED FOR ACCOUNTS PAYABLE

On June 1, 2015, the Board issued 100,000 shares of restricted common stock at $1.00 per share for payment of $82,648 of accrued legal services and in connection, the Company recorded prepaid legal expense of $17,352 as of June 30, 2015. This $100,000 issuance was based on the fair market value of $50,000 and additional consideration of $50,000 given on the date of issuance.

WARRANTS

The table below summarizes the Company’s warrant activity during the nine month period ended June 30, 2015:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at September 30, 2014	1,184,726	$0.114	1.6	$7,217,234
Warrants issued	-	-
Warrants exercised	-	-
Cancelled/forfeited/expired	-	-
Warrants outstanding at June 30, 2015	1,184,726	$0.114	0.9	$739,812

The Company’s warrants above are accounted for as derivative liabilities in the accompanying consolidated balance sheets.

OPTIONS

On June 27, 2014, the Company authorized the “2014 Incentive and Nonstatutory Stock Option Plan” (the “Plan”) whereby a maximum of 2,000,000 shares of the Company’s common stock could be granted in the form of incentive and nonstatutory stock options. If any shares of common stock subject to an award under the Plan are forfeited, expire, are settled for cash or are tendered by the participant or withheld by us to satisfy any tax withholding obligation, then, in each case, the shares subject to the award may be used again for awards under the Plan to the extent of the forfeiture, expiration, cash settlement or withholding.  The stock option awards issuable under the Plan can be made up of any combination of incentive and nonstatutory stock options.  The stock options will be granted at fair market value on the date of grant and will vest as directed by the Board.  Incentive stock options are available to employees only whereas nonstatutory stock options are available to independent contractors and consultants of the Company.

On June 27, 2014, concurrent with the formal adoption of the Plan, the Company’s Board granted a total of 1,000,000 stock options to certain employees, consultants and/or independent contractors of the Company (the “Option Grant”). The Option Grant includes options to purchase 520,000 shares granted to employees, consultants and/or independent contractors of the Company that are not executive officers.  In addition, the Board determined that executive officer Michael Cook, Director of Business Development, should receive options to purchase 100,000 shares and that Kyle Tracey, Chief Executive Officer and Chairman, and Joseph Andreae, President and member of the Board, should receive options to purchase 190,000 shares each.  The options were granted at the market price of the Company’s common stock at close of business ($1.66 per share) on June 27, 2014, pursuant to the Company’s standard form stock option agreements under the Plan.  The options vest 25% at grant and 25% each subsequent six (6) months from the date of grant. The aggregate value of the 1,000,000 options on the grant date was $1,660,000 and the amount expensed upon the grant date was $415,000 as result of 250,000 options immediately vested. On September 30, 2014 an additional $22,312 was expensed due to the revaluing 212,500 non-employee options.

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

Additional Option Grants Under 2014 Stock Option Plan

On October 20, 2014, the Board granted a total of 20,000 stock options to certain employees and canceled 20,000 options previously allocated (but not issued) to employees. The options were granted at the market price of the Company’s common stock at close of business ($0.83 per share). The options vest 25% at grant and 25% each subsequent six (6) months from the date of grant. The aggregate value of the 20,000 options on the grant date was $16,600 and the amount expensed upon the grant date was $4,150 as result of 5,000 options immediately vested.

On December 22, 2014, the Company’s Board granted a total of 775,000 stock options to certain employees. The option grant includes options to purchase 225,000 shares granted to employees that are not executive officers. In addition, the Board determined that executive officer Michael Cook, Director of Business Development, should receive options to purchase 25,000 shares and that Kyle Tracey, Chief Executive Officer and Chairman, and Joseph Andreae, President and member of the Board, and Allan Viernes, Chief Financial Officer should receive options to purchase 175,000 shares each. The options were granted at the market price of the Company’s common stock at close of business ($0.70 per share). The options vest 25% at grant and 25% each subsequent six (6) months from the date of grant. The aggregate value of the 775,000 options on the grant date was $542,500 and the amount expensed upon the grant date was $135,625 as result of 193,750 options immediately vested.

Consulting Agreements

On October 20, 2014, the Company entered into consulting agreements with two consultants to provide business development and acquisition services to the Company. The consultants were each issued 100,000 options to purchase common stock of the Company by the Board as consideration for consulting services. The options were granted at the market price of the Company’s common stock at close of business ($0.83 per share). The options vest 25% at grant and 25% each subsequent six (6) months from the date of grant. The aggregate value of the 200,000 options on the grant date was $166,000 and the amount expensed upon the grant date was $41,500 as result of 50,000 options immediately vested. On December 31, 2014 an additional $3,000 was expensed due to the revaluing the 200,000 non-employee options.

Surrender of Stock Options

Collectively, officers, employees, and consultants of the Company decided to surrender 1,125,000 options   to purchase the Company’s common stock granted from the 2014 Plan for the purpose of making options available for future strategic grants. The Chief Executive Officer, President, and Chief Operating Officer decided to forfeit 190,000 incentive statutory options each with an exercise price of $1.66. The former Business Development Officer decided to forfeit 100,000 incentive statutory options with an exercise price of $1.66. Three employees of the Company collectively decided to forfeit 117,500 incentive statutory options with an exercise price of $1.66. Consultants of the Company collectively decided to forfeit 237,500 incentive statutory options for benefit of the Company with an exercise price of $1.66. The Company cancelled these options on May 11, 2015. As of June 30, 2015, 1,005,000 options are available for issuance under the Plan.

Option activity during the nine months ended June 30, 2015, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at September 30, 2014	1,150,000	$2.92	8.7	$4,648,294
Options granted	995,000	$0.73	10.0
Options exercised	-	$-	-
Options cancelled/forfeited/expired	(1,150,000)	$2.92	9.2
Options outstanding at June 30, 2015	995,000	$0.73	9.4	$29,805
Options exercisable at June 30, 2015	497,500	$0.73	9.4	$14,902

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

During the nine months ended June 30, 2015 and 2014, $681,375 and $437,312 were recorded as stock-based compensation related to options, respectively. As of June 30, 2015, stock compensation expense and future stock compensation expense related to options for the fiscal years ending September 30, 2015 and 2016 is expected to be $681,375 and $283,300, respectively.

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

TRADEMARKS

On March 27, 2014, the Company and Stone Arch Studio, LLC entered into a Trademark Assignment Agreement whereby the Company acquired all right, title, priority and interest to the HIVE trademark U.S. Registration No. 44513069 as registered with the U.S. Patent and Trade Office (“USPTO”). This acquisition further protects the Company’s HIVE Ceramics brand vaporization line. In addition, the Company has filed for trademark protection with the USPTO on several additional trademarks and tradenames to be utilized by the Company in the future as the marks register. As of June 30, 2015, the Company has capitalized $123,150 in costs related to the trademarks.

PATENTS

On March 27, 2014, the Company formally closed its acquisition of the patent pending HIVE Ceramics vaporization technology. The Company has already begun exploiting this technology and intends to prosecute the patent application to completion. As of June 30, 2015, the Company has capitalized $20,420 in costs related to the pending patents.

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

NOTE 10.   SEGMENT INFORMATION

The Company reports information about operating segments, as well as disclosures about products and services and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. Management has determined that the corporate, business development, and science consulting operations of VAPE (“VAPE”), HIVE Ceramics and its product lines of HIVE Glass and HIVE Supply (shall be referred to herein collectively as “HIVE”), and Offset and Nouveau’s marketing, merchandising, and web-design operations (“MARKETING”) should be disclosed separately as management reviews consolidated financial statements for these entities separately and makes decisions independently of the other entities included within the Company’s consolidated financial statements. All intercompany transactions between the reportable segments are eliminated upon consolidation of the Company. As of June 30, 2015, the HIVE and MARKETING segments are the only revenue producing segments of the Company and are based in California.

The Company evaluates the performance of its segments based on net income (loss) from operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss and assets by segment:

Vape Holdings, Inc.

Segment Information

(Unaudited)

	For the Three Months Ended June 30, 2015				For the Nine Months Ended June 30, 2015
	VAPE	HIVE	MARKETING	Consolidated	VAPE	HIVE	MARKETING	Consolidated
Revenue
Ceramics	$-	$175,590	$-	$175,590	$-	$958,333	$-	$958,333
Supply	-	10,382	-	10,382	-	10,382	-	10,382
Glass	-	67,000	-	67,000	-	67,000	-	67,000
Merchandise	-	-	26,857	26,859	-	-	46,018	46,018
Services	-	-	2,500	2,500	-	-	2,500	2,500
Total revenue	-	252,972	29,359	282,331	-	1,035,715	48,518	1,084,233

Cost of revenue
Ceramics	-	58,736	-	58,736	-	489,450	-	489,450
Supply	-	10,370	-	10,370	-	10,370	-	10,370
Glass	-	60,000	-	60,000	-	60,000	-	60,000
Merchandise	-	-	28,034	28,035	-	-	44,848	44,848
Services	-	-	-	-	-	-	-	-
Total cost of revenue	-	129,106	28,034	157,140	-	559,820	44,848	604,668

Gross profit (loss)	-	123,866	1,325	125,191	-	475,895	3,670	479,565

Operating expense:
Sales and Marketing	10,125	121,206	57,594	188,925	15,903	462,779	75,581	554,263
Research and development	-	91,428	-	91,428	-	143,481	-	143,481
General and administrative	223,183	234,715	31,082	488,980	898,853	872,888	90,289	1,862,030
Total operating expenses	233,308	447,349	88,676	769,333	914,756	1,479,148	165,870	2,559,774

Operating loss	$(233,308)	$(323,483)	$(87,351)	$(644,142)	$(914,756)	$(1,003,253)	$(162,200)	$(2,080,209)

Other income (expense):
Interest expense				(112,690)				(284,168)
Interest expense - related party				(4,020)				(156,170)
Change in derivative liability				331,724				2,156,203
Gain on settlement				-				625,461
Loss on debt modification				(6,924)				(26,905)
Total other income, net				208,090				2,314,421

Income before provision for income taxes				(436,052)				234,212

Provision for income taxes				-				2,210

Net income				$(436,052)				$232,002

During the three and nine months ended June 30, 2014, all results of operations were attributed to the HIVE segment.

NOTE 11.   SUBSEQUENT EVENTS

BetterChem

See Note 1 regarding the acquisition of 80% of BetterChem.

Convertible Note Financing

On August 5, 2015, the Company entered into a series of convertible note financings with several accredited investors totaling an aggregate of $517,000 in aggregate proceeds raised less certain fees and costs as set forth in the financing documents. The financing was disclosed on the Company’s Current Report on Form 8-K filed on August 11, 2015 and is incorporated herein by reference.

On August 12, 2015, the Company entered into an additional convertible note financing transaction with an accredited investor in the principal amount of $105,000 less fees and costs. The closing under the financing occurred concurrently with the execution of the financing documents on August 12, 2015. The convertible note bears interest at the rate of 8% per annum and is convertible into common stock of the Company at any time after 180 days from issuance of the note at a conversion price per share equal to 58% of the average of the lowest trading price of the common stock in the thirteen (13) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible note in the first 180 days from closing subject to a prepayment penalty of 150% of principal plus interest. The maturity date of the convertible note is June 12, 2016 subject to the noteholder’s right to extend maturity an additional nine(9) month period.

The foregoing descriptions of the August 12, 2015 note financing and related documentation do not purport to be complete and are qualified in their entirety by reference to the full text of the documents, which are filed as exhibits to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Entry into Waiver & Modification Agreement

On August 13, 2015, the Company entered into an Amendment, Waiver and Modification Agreement (the “Amendment”) to its $2M Securities Purchase Agreement and related Transaction Documents with Redwood Management, LLC including any designees and or assignees thereto.  Under the terms of the Amendment, the parties agreed to reduce the $2,000,000 outstanding balance of the $2M Note to $800,000 to reflect the total amount funded under the note, to terminate the offsetting investor note securing the additional unfunded balance and to waive any past claims of default or offsetting interest on the $2M Note or investor note. See Note 5 regarding $2M Securities Purchase Agreement.

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

VAPE has also recently launched ‘HIVE Supply’. HIVE Supply is a packaging and sourcing division of VAPE designed to serve as a competitively priced, comprehensive “one-stop shop” for all medical and recreational marijuana packaging needs. As with all of VAPE’s products, HIVE Supply will operate in full compliance with all federal laws and the laws of each individual state in which it does business. HIVE Supply will focus on providing much-needed support to cannabis businesses in regards to sourcing consumer products, brand management and marketing services. HIVE Supply is currently operated out of three (3) locations: HIVE Supply in Southern California, HIVE Supply Washington in Spokane and HIVE Supply Oregon in Portland.

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

Offset

On January 22, 2015, the Company created a new wholly-owned subsidiary, Offset, LLC (“Offset”), which is in the business of branding, marketing, and merchandising services. Offset will serve as VAPE’s creative marketing, branding and merchandising vehicle working synergistically with VAPE’s existing product lines, sales and distribution channels, HIVE Supply retail development while expanding into unique branding, marketing and merchandising avenues both inside and outside of the cannabis industry.

nouveau

On April 6, 2015, the Company created a new wholly-owned subsidiary, Nouveau, LLC (“Nouveau”), which is in the business of branding, marketing, and web design services. Nouveau will serve as VAPE’s creative marketing, branding, and web design vehicle working synergistically with VAPE’s existing product lines, sales and distribution channels, HIVE Supply retail development while expanding into unique branding, marketing and merchandising avenues both inside and outside of the cannabis industry.

BETTERCHEM

On July 1, 2015, the Company entered into a Share Exchange Agreement with BetterChem Consulting, Inc. (“BetterChem”), a Pennsylvania corporation, and its sole shareholder and the Company’s current Chief Science Officer Dr. Mark Scialdone (“Dr. Scialdone”), whereby the Company acquired a controlling 80% interest in BetterChem from Dr. Scialdone in exchange for up to 400,000 shares of the Company’s restricted common stock. In consideration for the issuance of the shares to Dr. Scialdone, the Company acquired 80 shares of the common stock of BetterChem which represents 80% of the issued and outstanding shares of BetterChem. Dr. Scialdone retained a 20% interest in BetterChem. The Share Exchange Agreement transaction closed concurrently with its execution on July 1, 2015 and was approved by Unanimous Written Consent of the Board of Directors (the “Board”) of the Company on the same date. At closing, the Company issued 250,000 shares  of  its common stock to BetterChem. BetterChem had no assets and $8,500 of accounts payable, in which the Company assumed upon closing.

An additional up to 150,000 shares of common stock to be issued to Dr. Scialdone will be subject to the following terms:

1.	Due to the uncertain nature of the valuation of BetterChem, a privately held consulting business, the parties have agreed that Dr. Scialdone shall have a nonassignable contingent contractual right to receive additional shares contingent on the future gross revenues of BetterChem as follows:

a.	On the one year anniversary of the closing, Dr. Scialdone shall be entitled to an additional 75,000 shares if BetterChem has generated at least $100,000 in gross revenues beginning on the date of closing and up to the one year anniversary of the closing. The additional stock issuance will be calculated on a pro rata basis (i.e. If BetterChem only generates $50,000 in gross revenues in the first year then Dr. Scialdone will be entitled to only 37,500 shares).

b.	On the two year anniversary of the closing, Dr. Scialdone shall be entitled to an additional 75,000 shares if BetterChem has generated at least $100,000 in gross revenues beginning on the one year anniversary of the closing up to the two year anniversary of the closing. The additional stock issuance will be calculated on a pro rata basis (i.e. If BetterChem only generates $50,000 in gross revenues in the second year then Dr. Scialdone will be entitled to only 37,500 shares).

2.	In the event of a change in control of BetterChem or a sale of all or substantially all of the assets of BetterChem during the two year period, the additional 150,000 shares shall automatically vest and be payable in full to Dr. Scialdone and any salary compensation due Dr. Scialdone under the 2 year term of his employment agreement with the Company dated May 1, 2015, or extensions of that Employment Agreement which the parties may thereafter execute, shall be accelerated and shall be due and payable in full within 30 days of the event of change in control of BetterChem.

In connection with the Share Exchange Agreement, on July 1, 2015, Dr. Scialdone and the Company entered into an Intellectual Property Rights Transfer Agreement (the “I.P. Agreement”) whereby Dr. Scialdone agreed to transfer and assign to Company the entire right, title and interest in and to any and all intellectual property in which Dr. Scialdone has a right to convey an interest, including intellectual property conceived, developed, reduced to practice, assigned or acquired by Dr. Scialdone prior to the date of the I.P. Agreement as well as intellectual property held, conceived, developed, reduced to practice, assigned or acquired by BetterChem.

Management Services and Real Estate Solutions

VAPE also plans to leverage its management team’s vast experience in the cannabis concentrate industry   to provide management, consulting, branding, real estate and compliant packaging solutions to lawfully operating participants in the cannabis industry. Although the Company plans to provide services to the industry, it does not grow, transport, harvest, or sell cannabis. Furthermore, it does not currently maintain an ownership interest in any extraction laboratories or concentrate facilities. As for its real estate services, the Company plans to hold properties in strategic locations deemed to be susceptible for large scale manufacturing and extraction of concentrates. VAPE plans to purchase this real estate, build the full-scale infrastructure needed for these cultivation and extraction laboratories and then lease the real estate, equipment and infrastructure to these compliant cultivators. The Company also plans to provide property management and leasing services to legally compliant cannabis facilities. The Company plans to provide guidance and expertise to assist in the development of standardized labs, processes and packaging. To that end, the Company plans to work closely with the leaders in cultivation, extraction and lab testing in the most relevant markets to form a positive working group to set the standard for how these products are made, packaged and responsibly advertised. VAPE plans to forge strategic relationships in the concentrate industry, develop intellectual property and standardize the build-out and process of concentrate manufacturing facilities. VAPE has already begun deploying management and consultants into areas of interest to evaluate opportunities in this rapidly growing industry. At this time, VAPE currently has not executed on any of these plans. VAPE is still evaluating opportunities in this area and plans to execute on these plans on a case-by-case basis based on the Company’s capital reserves available for such projects as well as the risks inherent in each project due to the current regulatory environment surrounding the cannabis industry.

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

Employees

As of June 30, 2015 we had 14 employees. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. We consider our relationship with our employees to be positive.

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

The Company has the ability to increase the authorized common stock of the Company in the event that the convertible notes require additional shares to be issued, thus the Company recorded beneficial conversion features related to its convertible debt instead of derivative liabilities. However, in the event we do not increase the authorized shares outstanding, may be required to record the fair value of the embedded conversion feature as a derivative liability in our consolidated financial statements as defined ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities” below.

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

COMMITMENTS AND CONTINGENCIES

The Company recorded the estimated settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices discussed above. As of June 30, 2015, the estimated settlement liability is $308,029 based on the fair market value of 1,184,727 remaining warrants and therefore the Company recorded a gain on the change in warrant liability of $331,724 and $2,156,203 during the three and nine months ended June 30, 2015, respectively.

Results of Operations

The results of operations information below provides details on net loss and general and administrative expenses. General and administrative expenses provide details on continuing operations and include items such as management compensation, SEC compliance, insurance, office and other general expenses.

Results for the Three Months Ended June 30, 2015 and 2014

Net Loss. For the three months ended June 30, 2015 and 2014, net loss was $436,052 and $1,358,587, respectively.

Revenue. For the three months ended June 30, 2015 and 2014, revenue was $282,331 and $361,781, respectively. Revenue was much greater in 2014 as it was HIVE Ceramics’ first full quarter with its new products. However, in 2015, the Company now derives its revenue from the sale of ceramics, supplies, glass, merchandise, and services. Its new revenue streams are in its infant stages and are expected to produce at least consistent revenue. Ceramics revenue is expected to return to 2014 levels as new products are released in the first quarter of fiscal 2016.

Cost of Revenue. For the three months ended June, 2015 and 2014, cost of revenue was $157,140 and $356,166, respectively. In 2015, cost of revenue includes approximately $59,000 of ceramic products costs, $10,000 of supply costs, $60,000 of glass costs, and $28,000 of merchandise costs. In 2014, the recorded costs were ceramic product costs.

Gross Profit. For the three months ended June 30, 2015 and 2014, gross profit was $125,191 or 44% and $5,615 or 2%, respectively. Gross profit increased due to normalization of inventory and becoming fully operational over multiple revenue streams.

Sales and Marketing. For the three months ended June 30, 2015 and 2014, sales and marketing expenses were $188,925 and $0, respectively. In 2015, sales and marketing expenses included approximately $16,000 of general advertising, $18,000 of outside sales expense, $43,000 of payroll expenses, $15,000 of stock-based compensation, and $24,000 of trade show expenses. The company has subsequently taken steps to reduce outside sales expense to a minimal level and trade show expenses by at least 25%

Research and Development. For the three months ended June 30, 2015 and 2014, research and development costs for product design prototypes and research equipment were $91,428 and $109,540, respectively.

General and Administrative. For the three months ended June 30, 2015 and 2014, general and administrative expenses were $488,980 and $1,058,660, respectively. In 2015, general and administrative expenses included approximately $12,000 of insurance expense, $20,000 of office expense, $120,000 of payroll expenses, $11,000 of accounting fees, $45,000 of business development expense, $23,000 of legal fees, $126,000 of stock-based compensation, and $47,000 of travel expense. It 2014, it mostly consisted of approximately $164,000 of advertising and marketing, $65,000 of investor relations, $248,000 of payroll expenses, $78,000 of accounting fees, and $437,000 of stock based compensation. The company has subsequently taken steps to reduce business development expenses to a minimal level and office and travel expense by at least 20%.

Interest Expense. For the three months ended June 30, 2015 and 2014, interest expense was $112,690 and $112,812, respectively. In 2015, interest expense included approximately $57,000 of accretion of debt discounts, $10,000 of amortization of deferred financing costs, and $45,000 of interest expense. In 2014, interest expense on convertible notes payable was $112,812.

Interest Expense - related party. For the three months ended June 30, 2015 and 2014, related party interest expense on convertible notes was $4,020 and $82,390, respectively.

Change in Warrant Liability. For the three months ended June 30, 2015 and 2014, the gain on change in warrant liability was $331,724 and $0, respectively due to the fluctuation in the stock price.

Segment Results for the Three Months Ended June 30, 2015 and 2014

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

Vape Holdings, Inc.

Segment Information

(Unaudited)

	For the Three Months Ended June 30, 2015
	VAPE	HIVE	MARKETING	Consolidated
Revenue
Ceramics	$-	$175,590	$-	$175,590
Supply	-	10,382	-	10,382
Glass	-	67,000	-	67,000
Merchandise	-	-	26,859	26,859
Services	-	-	2,500	2,500
Total revenue	-	252,972	29,359	282,331

Cost of revenue
Ceramics	-	58,736	-	58,736
Supply	-	10,370	-	10,370
Glass	-	60,000	-	60,000
Merchandise	-	-	28,034	28,035
Services	-	-	-	-
Total cost of revenue	-	129,106	28,034	157,140

Gross profit (loss)	-	123,866	1,325	125,191

Operating expense:
Sales and Marketing	10,125	121,206	57,594	188,925
Research and development	-	91,428	-	91,428
General and administrative	223,183	234,715	31,082	488,980
Total operating expenses	233,308	447,349	88,676	769,333

Operating loss	$(233,308)	$(323,483)	$(87,351)	$(644,142)

Other income (expense):
Interest expense				(112,690)
Interest expense - related party				(4,020)
Change in derivative liability				331,724
Gain on settlement				-
Loss on debt modification				(6,924)
Total other income, net				208,090

Income before provision for income taxes				(436,052)

Provision for income taxes				-

Net income				$(436,052)

VAPE

There was no segment information for the three months ended June 30, 2014. During the three months ended June 30, 2014, all results of operations were attributed to the HIVE segment.

Revenue. There is no revenue generated by this segment for the period presented.

Sales and Marketing. For the three months ended June 30, 2015, sales and marketing expenses were $10,125. In 2015, sales and marketing expenses included approximately $10,000 of investor relations.

General and Administrative. For the three months ended June 30, 2015, general and administrative expenses were $223,183. In 2015, general and administrative expenses included approximately $51,000 of payroll expenses, $45,000 of business development, $4,000 of insurance expense, $9,000 of office expense, $5,000 of accounting fees, $12,000 of legal fees, and $23,000 of travel expense.

HIVE

Revenue. For the three months ended June 30, 2015 and 2014, revenue was $252,972 and $361,781, respectively. Revenue was much greater in 2014 as it was HIVE Ceramics’ first full quarter with its new products. However, in 2015, the segment derives its revenue from the sale of ceramics, supplies, glass, merchandise, and services. Its new revenue streams are in its infant stages and are expected to produce at least consistent revenue. Ceramics revenue is expected to return to 2014 levels as new products are released in the first quarter of fiscal 2016.

 Cost of Revenue. For the three months ended June 30, 2015 and 2014, cost of revenue was $129,106 and $356,166, respectively. In 2015, cost of revenue includes approximately $59,000 of ceramic products costs, $10,000 of supply costs, and $60,000 of glass costs. In 2014, costs were ceramic product costs.

Gross Profit. For the three months ended June 30, 2015 and 2014, gross profit was $123,866 or 49% and $5,615 or 2%, respectively. Gross profit increased due to added costs necessary to become fully operational with its full array of new products.

Sales and Marketing. For three months ended June 30, 2015 and 2014, sales and marketing expenses were $121,206 and $0, respectively. In 2015, sales and marketing expenses included approximately $15,000 of general advertising, $18,000 of outside sales expense, $21,000 of payroll expenses, $49,000 of stock-based compensation, and $24,000 of trade show expenses. The company has subsequently taken steps to reduce outside sales expense to a minimal level and trade show expenses by at least 25%.

Research and Development. For the three months ended June 30, 2015 and 2014, research and development costs were $91,428 and $109,540 of product design prototypes and research equipment.

General and Administrative. For the three months ended June 30, 2015 and 2014, general and administrative expenses were $234,715 and $1,058,660, respectively. In 2015, general and administrative expenses included approximately $4,000 of insurance expense, $9,000 of office expense, $40,000 of payroll expenses, $5,000 of accounting fees, $11,000 of legal fees, and $23,000 of travel expense. In 2014, it mostly consisted of approximately $164,000 of advertising and marketing, $65,000 of investor relations, $248,000 of payroll expenses, $78,000 of accounting fees, and $437,000 of stock based compensation. The company has subsequently taken steps to reduce business development expenses to a minimal level and office and travel expense by at least 20%.

MARKETING

There was no segment information for the three months ended June 30, 2014. During the three months ended June 30, 2014, all results of operations were attributed to the Hive segment.

Revenue. For the three months ended June 30, 2015, revenue was $29,359.

Cost of Revenue. For the three months ended June 30, 2015, cost of revenue was $28,034. In 2015, cost of revenue includes approximately $28,000 of merchandise costs.

Gross Profit. For three months ended June 30, 2015, gross profit was $1,325. The initial revenue was derived from one customer with a small quantity compared to the normal volume projected as a test run for its merchandise and royalty model. In addition, logistics were being set up for future larger scale projects. The Company expects to gross margins to increase to an average of 40% on merchandise sales due to greater economies of scale and cost of revenue control and through streamlining with our strategic suppliers.

Sales and Marketing. For the three months ended June 30, 2015, sales and marketing expenses were $57,594. In 2015, sales and marketing expenses included approximately $42,000 of payroll.

General and Administrative. For the three months ended June 30, 2015, general and administrative expenses were $31,082. In 2015, general and administrative expenses included approximately $9,000 of payroll expense, $8,000 of stock-based compensation, and $1,000 of legal fees.

Results for the Nine Months Ended June 30, 2015 and 2014

Net Income (Loss). For the nine months ended June 30, 2015 and 2014, net income and loss was $232,002 and ($31,163,951), respectively.

Revenue. For the nine months ended June 30, 2015 and 2014, revenue was $1,084,233 and $392,540, respectively. Revenue was much greater in 2015 as it was HIVE Ceramics’ first full nine months along with its new products. The Company now derives its revenue from the sale of ceramics, supplies, glass, merchandise, and services. Its new revenue streams are in its infant stages and are expected to produce at least consistent revenue. Ceramics revenue is expected to return to 2014 levels on a monthly extrapolated basis as new products are released in the first quarter of fiscal 2016.

Cost of Revenue. For the nine months ended June 30, 2015 and 2014, cost of revenue was $604,668 and $365,787, respectively. In 2015, cost of revenue includes approximately $489,000 of ceramic products costs, $10,000 of supply costs, $60,000 of glass costs, and $45,000 of merchandise costs. In 2014, the recorded costs were ceramic product costs.

Gross Profit. For the nine months ended June 30, 2015 and 2014, gross profit was $479,565 or 44% and $26,753 or 7%, respectively. Gross profit increased due to normalization of inventory and becoming fully operational over multiple revenue streams.

Sales and Marketing. For the nine months ended June 30, 2015 and 2014, sales and marketing expenses were $554,263 and $0, respectively. In 2015, sales and marketing expenses included approximately $21,000 of general advertising, $43,000 of outside sales expense, $123,000 of payroll expenses, $156,000 of stock-based compensation, and $59,000 of trade show expenses. The company has subsequently taken steps to reduce outside sales expense to a minimal level and trade show expenses by at least 25%.

Research and Development. For the nine months ended June 30, 2015 and 2014, research and development costs for product design prototypes and research equipment were $143,481 and $138,627, respectively.

General and Administrative. For the nine months ended June 30, 2015 and 2014, general and administrative expenses were $1,862,030 and $1,266,511, respectively. In 2015, general and administrative expenses included approximately $34,000 of insurance expense, $96,000 of office expense, $346,000 of payroll expenses, $56,000 of accounting fees, $87,000 of business development expense, $148,000 of legal fees, $629,000 of stock-based compensation, and $118,000 of travel expense. It 2014, it mostly consisted of approximately $164,000 of advertising and marketing, $65,000 of investor relations, $248,000 of payroll expenses, $78,000 of accounting fees, and $800,000 of stock based compensation. The company has subsequently taken steps to reduce business development expenses to a minimal level and office and travel expense by at least 20%.

Interest Expense. For the nine months ended June 30, 2015 and 2014, interest expense was $284,168 and $164,471, respectively. In 2015, interest expense included approximately $159,000 of accretion of debt discounts, $22,000 of amortization of deferred financing costs, and $107,000 of interest expense. In 2014, interest expense on convertible notes payable was $164,471.

Interest Expense - related party. For the nine months ended June 30, 2015 and 2014, related party interest expense on convertible notes was $156,170 and $91,451, respectively.

Change in Warrant Liability. For the nine months ended June 30, 2015 and 2014, the gain on change in warrant liability was $2,156,203 and $0, respectively due to the fluctuation in the stock price.

Gain on Settlement. For the nine months ended June 30, 2015 and 2014, the gain on settlement was $625,461 and $0, respectively due to a confidential settlement by and between the Company and certain shareholders. On December 15, 2014, the Company recorded a gain on settlement of $257,930 for a confidential settlement by and between the Company and certain shareholders and related parties as settlement for certain potential legal claims held by the Company. As a result of the settlement, the Company received net proceeds of $62,930 and vendor credits of $200,000 during the three months ended December 31, 2014. A total of $325,000 in vendor credits has been received in connection with the settlement and no further credits will be given. In January 2015, the Company received 440,625 shares from the settlement that was to be assigned to the officers of the Company. The officers decided it was in the best interest to return these shares to the Company to be used for future strategic issuances. Accordingly, the 440,625 shares were recorded as treasury stock and a gain on settlement valued at $367,531.

Segment Results for the Nine Months Ended June 30, 2015 and 2014

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

Vape Holdings, Inc.

Segment Information

(Unaudited)

	For the Nine Months Ended June 30, 2015
	VAPE	HIVE	MARKETING	Consolidated
Revenue
Ceramics	$-	$958,333	$-	$958,333
Supply	-	10,382	-	10,382
Glass	-	67,000	-	67,000
Merchandise	-	-	46,018	46,018
Services	-	-	2,500	2,500
Total revenue	-	1,035,715	48,518	1,084,233

Cost of revenue
Ceramics	-	489,450	-	489,450
Supply	-	10,370	-	10,370
Glass	-	60,000	-	60,000
Merchandise	-	-	44,848	44,848
Services	-	-	-	-
Total cost of revenue	-	559,820	44,848	604,668

Gross profit (loss)	-	475,895	3,670	479,565

Operating expense:
Sales and Marketing	15,903	462,779	75,581	554,263
Research and development	-	143,481	-	143,481
General and administrative	898,853	872,888	90,289	1,862,030
Total operating expenses	914,756	1,479,148	165,870	2,559,774

Operating loss	$(914,756)	$(1,003,253)	$(162,200)	$(2,080,209)

Other income (expense):
Interest expense				(284,168)
Interest expense - related party				(156,170)
Change in derivative liability				2,156,203
Gain on settlement				625,461
Loss on debt modification				(26,905)
Total other income, net				2,314,421

Income before provision for income taxes				234,212

Provision for income taxes				2,210

Net income				$232,002

VAPE

There was no segment information for the nine months ended June 30, 2014. During the nine months ended June 30, 2014, all results of operations were attributed to the HIVE segment.

Revenue. There is no revenue generated by this segment for the period presented.

Sales and Marketing. For the nine months ended June 30, 2015, sales and marketing expenses were $15,903. In 2015, sales and marketing expenses included approximately $16,000 of investor relations.

General and Administrative. For the nine months ended June 30, 2015, general and administrative expenses were $898,853. In 2015, general and administrative expenses included approximately $151,000 of payroll expenses, $87,000 of business development, $15,000 of insurance expense, $46,000 of office expense, $28,000 of accounting fees, $74,000 of legal fees, and $59,000 of travel expense.

HIVE

Revenue. For the nine months ended June 30, 2015 and 2014, revenue was $1,035,715 and $392,540, respectively. Revenue was much greater in 2015 as it was HIVE Ceramics’ first full nine months along with its new products. Ceramics revenue is expected to return to 2014 levels on a monthly extrapolated basis as new products are released in the first quarter of fiscal 2016.

Cost of Revenue. For the nine months ended June 30, 2015 and 2014, cost of revenue was $559,820 and $365,787, respectively. In 2015, cost of revenue includes approximately $489,000 of ceramic products costs, $10,000 of supply costs, and $60,000 of glass costs. In 2014, costs were ceramic product costs.

Gross Profit. For the nine months ended June 30, 2015 and 2014, gross profit was $475,895 or 46% and $26,753 or 7%, respectively. Gross profit increased due to added costs necessary to become fully operational with its full array of new products.

Sales and Marketing. For nine months ended June 30, 2015 and 2014, sales and marketing expenses were $462,779 and $0, respectively. In 2015, sales and marketing expenses included approximately $20,000 of general advertising, $43,000 of outside sales expense, $43,000 of E-commerce costs, $68,000 of payroll expenses, $156,000 of stock-based compensation, and $59,000 of trade show expenses. The company has subsequently taken steps to reduce outside sales expense to a minimal level and trade show expenses by at least 25%.

Research and Development. For the nine months ended June 30, 2015 and 2014, research and development costs were $143,481 and $138,627 of product design prototypes and research equipment.

General and Administrative. For the nine months ended June 30, 2015 and 2014, general and administrative expenses were $872,888 and $1,266,511, respectively. In 2015, general and administrative expenses included approximately $15,000 of insurance expense, $46,000 of office expense, $116,000 of payroll expenses, $25,000 of accounting fees, $67,000 of legal fees, and $59,000 of travel expense. In 2014, it mostly consisted of approximately $164,000 of advertising and marketing, $65,000 of investor relations, $248,000 of payroll expenses, $78,000 of accounting fees, and $437,000 of stock based compensation. The company has subsequently taken steps to reduce business development expenses to a minimal level and office and travel expense by at least 20%.

MARKETING

There was no segment information for the nine months ended June 30, 2014. During the nine months ended June 30, 2014, all results of operations were attributed to the Hive segment.

Revenue. For the nine months ended June 30, 2015, revenue was $48,518.

Cost of Revenue. For the nine months ended June 30, 2015, cost of revenue was $44,848. In 2015, cost of revenue includes approximately $45,000 of merchandise costs.

Gross Profit. For nine months ended June 30, 2015, gross profit was $3,670 or 8%. The initial revenue was derived from one customer with a small quantity compared to the normal volume projected as a test run for its merchandise and royalty model. In addition, logistics were being set up for future larger scale projects. The Company expects to gross margins to increase to an average of 40% on merchandise sales due to greater economies of scale and cost of revenue control and through streamlining with our strategic suppliers.

Sales and Marketing. For the nine months ended June 30, 2015, sales and marketing expenses were $75,581. In 2015, sales and marketing expenses included approximately $56,000 of payroll.

General and Administrative. For the nine months ended June 30, 2015, general and administrative expenses were $90,289. In 2015, general and administrative expenses included approximately $23,000 of payroll expense, $41,000 of stock-based compensation, and $7,000 of legal fees.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $134,059 and a working capital deficit of $471,449 as compared to cash of $48,370 and a working capital deficit of $36,138 as of September 30, 2014. See Note 11 for subsequent funding. We believe our current liquidity and securities purchase commitments will be sufficient to continue operating as a going concern through June 2016.

We had total liabilities of $1,908,906 as of June 30, 2015, including current liabilities of $131,068 of accounts payable, $121,918 of accrued expenses, customer deposits of $1,275, and $1,034,949 of convertible notes payable, and long-term liabilities of $46,667 of convertible notes payable, $265,000 of related party notes payable, and $308,029 of warrant liability. We had total liabilities of $3,802,237 as of September 30, 2014, including current liabilities of $216,388 of accounts payable, $169,513 of accrued expenses, $187,667 of convertible notes payable, $45,832 of related party convertible notes payable, and long-term liabilities of $178,200 convertible notes payable, $199,115 of related party convertible notes payable, $341,290 of related party notes payable, and $2,464,232 of warrant liability.

We had a total stockholders’ deficit of $826,293 and an accumulated deficit of $25,148,893 as of June 30, 2015.

We used $935,413 of cash in operating activities during the nine months ended June 30, 2015, which was attributable to our net income of $232,002, which was offset by $49,990 of depreciation, $2,156,203 gain on change in warrant liability, $625,461 gain on settlement, $159,071 of accretion of debt discounts, $147,632 of non-cash interest expense, $969,577 of stock-based compensation, and $231,229 of net cash provided by change in operating assets and liabilities. We used $880,345 of cash in operating activities for the nine months ended June 30, 2014, which was attributable primarily to our net loss of $31,163,951, which was offset by $29,528,844 loss on settlement of stock, $199,715 in accretion of debt discounts, fair value of officer services of $15,000, common stock issued for services of $122,800, and net use in the change in operating assets and liabilities of $1,279.

Investing activities used $11,070 during the nine months ended June 30, 2015 consisting of $62,930 of net proceeds from settlement offset by $64,895 of capital expenditures and $9,105 for trademarks and pending patents. In 2014, investing activities were $128,245 of trademarks and pending patents.

We had $1,032,172 of net cash provided by financing activities during the nine months ended June 30, 2015 consisting of $1,195,000 of net proceeds from issuance of a convertible notes payable and repayments on convertible notes payable of $40,000, repayments on related party convertible notes payable of $50,000, and repayments on related party notes payable of $72,828. In 2014, we had $1,080,882 of net cash provided by financing activities consisting of $428,000 from convertible notes payable, $328,463 from related party notes payable, and $324,419 from related party convertible notes payable, offset by $137,236 of net repayments to related parties. The repayments and conversions of notes payable in 2015 combined with expected proceeds from the subsequent financing agreements will provide additional liquidity.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of VAPE’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2015.

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

On March 12, 2015, the Board issued bonus stock grants of 30,000 shares of restricted common stock each to Kyle Tracey, Joseph Andreae, and Allan Viernes. An additional 100,000 shares of restricted common stock each were granted to Kyle Tracey and Joseph Andreae for serving on the Board. In addition, a total of 60,000 shares were granted to three (3) employees. These immediately vested issuances resulted in $9,150, $9,150, and $195,200 being charged to cost of revenue, sales and marketing, and general and administrative expense during the three and six months ended March 31, 2015, respectively.

On March 12, 2015, the Board issued a bonus stock grant of 60,277 shares of restricted common stock to an outside sales consultant for services performed. This immediately vested issuance resulted in $36,769 being charged to sales and marketing expense during the three and six months ended March 31, 2015.

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

On June 1, 2015, the Board issued 100,000 shares of restricted common stock at $0.50 per share for payment of $82,648 of accrued legal services.

On December 3, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”)  pursuant to which the Company agreed to sell, and the Investor agreed to purchase, an unsecured convertible promissory note (the “Note”) in the principal amount of $560,000 less an original issue discount (“OID”) of $50,000 and transaction expenses of $10,000 for a total purchase price of $500,000. Repayment of principal on the Note, together with accrued interest thereon, is due in twelve monthly installments, commencing six months from issuance.

On June 4, 2015, the Company issued 220,949 shares of common stock at a per share price of $0.34 to Investor as a first monthly amortization payment for accrued principal and interest on the Note.

Subsequently on July 4, 2015, the Company issued 263,141 shares of common stock at a per share price of $0.19 to Investor as a second monthly amortization payment for accrued principal and interest on the Note. See Note 5 regarding $560,000 Note.

On July 1, 2015, the Company issued 250,000 shares of common stock to its Chief Science Officer Dr. Mark Scialdone in exchange for 80% of the outstanding common stock of BetterChem Consulting, Inc. See Note 1 regarding the acquisition of 80% of BetterChem.

On August 5, 2015, and August 12, 2015, the Company issued convertible notes totaling an aggregate of $622,000 pursuant to a series of convertible note financings with several accredited investors. See Note 11 regarding convertible note financings.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Executive Employment agreement, dated May 1, 2015, by and between Dr. Mark Scialdone and the Company (1)
10.2	Stock Surrender Agreement, dated May 11, 2015 (2)
10.3	Form of Option Surrender Agreement, dated May 11, 2015 (2)
10.4	Securities Purchase Agreement, dated August 12, 2015, by and between Darling Capital LLC and the Company *
10.5	8% Convertible Promissory Note, dated August 12, 2015, by and between Darling Capital LLC and the Company *
10.6	Amendment, Waiver and Modification Agreement, dated August 13, 2015, by and among the Company and Redwood Management, LLC including any designees or assignees thereto *
14.1	Code of Ethics, dated May 11, 2015 (2)
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 **
99.1	Audit Committee Charter, dated May 11, 2015 (2)
99.2	Compensation Committee Charter, dated May 11, 2015 (2)
99.3	Insider Trading Policy, dated May 11, 2015 (2)
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Schema ***
101.CAL	XBRL Taxonomy Calculation Linkbase ***
101.DEF	XBRL Taxonomy Definition Linkbase ***
101.LAB	XBRL Taxonomy Label Linkbase ***
101.PRE	XBRL Taxonomy Presentation Linkbase ***

*	Filed concurrently herewith

**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vape Holdings, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

***	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 5, 2015.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vape Holdings, Inc.
Registrant

Dated: August 14, 2015	/s/ Kyle Tracey
Kyle Tracey
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2015	/s/ Allan Viernes
Allan Viernes
Chief Financial Officer
(Principal Financial and Accounting Officer)

