Form 10-K
period 2015-09-30
Vape Holdings, Inc.
filed 2016-01-14
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒   Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission File Number 333-163290

VAPE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0436540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5304 Derry Avenue, Suite C, Agoura Hills, CA 91301

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At January 11, 2016, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on OTCQB on January 11, 2016 of $0.005) was $789,135.

At January 11, 2016, there were 163,026,935 shares of the Registrant’s common stock outstanding.

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

2

VAPE HOLDINGS INC.

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

HIVE Ceramics

HIVE Ceramics (“HIVE”) is the premier brand under the VAPE umbrella. HIVE manufactures and distributes a proprietarily blended ceramic vaporization element for torched, electronic and portable vaporizers with countless design and product crossover capabilities in existing and emerging markets. HIVE is dedicated to bringing the healthiest and cleanest vaporization experience possible to the market. The HIVE product line currently consists of over 15 distinct ceramic elements, including the 2 piece domeless, domeless direct inject, and HIVE’s signature domeless elements covering 10mm, 14mm and 18mm applications as well as regular elements, the HIVE Flower Cup, the HIVE Carb Cap, HIVE Stinger Dabber, the 14mm HIVE x Quave - Club Banger, the HIVE x D-Nail 16mm and 20mm attachments and the highly anticipated Brothership Ceramic Honey Bucket developed on collaboration with Mothership Glass.

Revival

On December 28, 2015, the Company created a new wholly-owned subsidiary, Revival Products, LLC (“Revival”), which is in the business of portable vaporization devices. Revival will complement HIVE Ceramics’ product lines utilizing its sales and distribution channels.

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

Subsequent to the Company’s fiscal year ended September 30, 2015, the Company began taking steps to curtail its Offset, HIVE Glass and HIVE Supply business lines to focus more on consumer vaporization products including the launch of “Revival” discussed above. The Company also curtailed its ‘THE HIVE’ retail store in order to reduce overhead costs and focus on HIVE Ceramics. Moreover, the Company curtailed its exploration into providing real estate, management and consulting solutions to the legal cannabis industry in states where such cannabis cultivation and extraction is legal. The Company was never able to execute on any of these plans and ultimately determined that the Company’s capital reserves for such projects as well as the risks inherent in each project due to the current regulatory environment surrounding the cannabis industry made this line of business too difficult to pursue.

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

Employees

As of September 30, 2015, we had 8 employees. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. We consider our relationship with our employees to be positive.

Item 1A.	Risk Factors

Vape is a smaller reporting company and is therefore not required to provide this information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2015, the Company leases a 5,000 square foot office in Chatsworth, California.

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

Market Information

Our common stock commenced quotation on the OTCQB under the trading symbol “VAPE” on January 8, 2014. Our common stock is currently quoted on OTCQB. The closing price of our common stock on September 30, 2015 was $0.04 per share. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the OTCQB. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

From the Year Ended September 30, 2015	High	Low
First Quarter	$1.92	$0.52
Second Quarter	$0.92	$0.51
Third Quarter	$0.60	$0.26
Fourth Quarter	$0.43	$0.03

The OTCQB is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.

Holders

As of September 30, 2015, the approximate number of registered holders of our common stock was 71. As of September 30, 2015, the number of outstanding shares of our common stock was 19,455,896; there were 1,184,727 shares of common stock subject to outstanding warrants, and there were no shares of common stock subject to outstanding stock options.

Dividends

No dividends were declared on Vape’s common stock in the year ended September 30, 2015 and 2014, and it is anticipated that cash dividends will not be declared on Vape’s common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2015, there were no options issued and outstanding under the 2014 Plan and 2009 Plan as all options were forfeited and cancelled as of September 30, 2015.

Recent Sales of Unregistered Securities

On December 3, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell, and the Investor agreed to purchase, an unsecured convertible promissory note (the “Note”) in the principal amount of $560,000 less an original issue discount (“OID”) of $50,000 and transaction expenses of $10,000 for a total purchase price of $500,000. Repayment of principal on the Note, together with accrued interest thereon, is due in twelve monthly installments, commencing six months from issuance. See Note 5 for more details regarding the Securities Purchase Agreement and Note.

Between June 2015 and September 2015, the Company issued the following conversions for repayment of the Note by Investor:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
June 4, 2015	$46,667	$28,871	$75,538	$0.342	220,949
July 3, 2015	46,667	4,295	50,962	$0.194	263,141
August 11, 2015	25,000	-	25,000	$0.138	181,818
September 3, 2015	25,000	-	25,000	$0.056	445,196
September 23, 2015	25,000	-	25,000	$0.041	606,061
September 29, 2015	23,000	-	23,000	$0.015	1,548,822
	$191,334	$33,166	$224,500		3,265,987

Subsequent to year end, the Company issued the following conversions:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
October 8, 2015	$21,000	$-	$21,000	$0.012	1,818,182
October 16, 2015	18,900	-	18,900	$0.012	1,636,364
October 22, 2015	25,800	-	25,800	$0.011	2,333,786
October 29, 2015	22,460	-	22,460	$0.011	2,031,660
November 11, 2015	33,500	-	33,500	$0.007	4,649,549
November 18, 2015	24,000	-	24,000	$0.006	4,195,804
November 30, 2015	30,000	-	30,000	$0.005	5,741,627
December 11, 2015	22,000	-	22,000	$0.002	9,090,909
December 28, 2015	22,500	-	22,500	$0.002	9,297,521
January 7, 2016	20,000	-	20,000	$0.002	10,101,010
	$240,160	$-	$240,160		50,896,412

On February 10, 2015, the Company entered into a securities purchase agreement (the “February 2015 Securities Purchase Agreement”) with an accredited investor pursuant to which the Company agreed to sell, and the investor agreed to purchase, an unsecured convertible promissory note (the “$2M Note”) in the principal amount of $2,000,000 less an original issue discount (“OID”) of $182,000 and transaction expenses of $10,000 for a total purchase price of $1,808,000. The closing under the February 2015 Securities Purchase Agreement occurred on February 10, 2015. The accredited investor only funded a total of $800,000 in principal under the $2M Note. See Note 5 for more details regarding $2M Securities Purchase Agreement and $2M Note.

The following is summary of conversions by the $2M Note holder and its assignees during the year ended September 30, 2015:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
August 13, 2015	$50,000	$-	$50,000	$0.127	393,701
August 26, 2015	25,000	-	25,000	$0.056	446,428
September 8, 2015	25,000	-	25,000	$0.056	446,428
September 14, 2015	25,000	-	25,000	$0.053	469,925
September 16, 2015	10,000	-	10,000	$0.053	188,679
September 17, 2015	25,000	-	25,000	$0.053	469,925
September 22, 2015	10,000	-	10,000	$0.043	232,558
September 24, 2015	10,000	-	10,000	$0.026	390,625
September 25, 2015	10,000	-	10,000	$0.019	518,135
September 29, 2015	13,410	-	13,410	$0.015	900,000
	$203,410	$-	$203,410		4,456,404

Subsequent to year end, the $2M Note holder and its assignees also enacted the following conversions:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
October 1, 2015	$10,000	$-	$10,000	$0.0148	675,676
October 5, 2015	10,000	-	10,000	$0.0148	675,676
October 6, 2015	13,262	-	13,262	$0.0138	961,000
October 7, 2015	10,000	-	10,000	$0.0115	865,801
October 9, 2015	11,728	-	11,728	$0.0116	1,011,000
October 9, 2015	10,000	-	10,000	$0.0115	865,801
October 12, 2015	14,680	-	14,680	$0.0115	1,271,000
October 13, 2015	11,601	-	11,601	$0.0116	1,000,052
October 15, 2015	14,680	-	14,680	$0.0115	1,271,000
October 19, 2015	17,400	-	17,400	$0.0116	1,500,000
October 19, 2015	15,000	-	15,000	$0.0116	1,298,701
October 20, 2015	16,650	-	16,650	$0.0111	1,500,000
October 21, 2015	17,500	-	17,500	$0.0115	1,515,152
October 23, 2015	20,000	-	20,000	$0.0115	1,731,602
October 26, 2015	24,420	-	24,420	$0.0111	2,200,000
October 29, 2015	26,640	-	26,640	$0.0111	2,400,000
November 2, 2015	29,970	-	29,970	$0.0111	2,700,000
November 2, 2015	20,000	-	20,000	$0.0111	1,809,136
November 5, 2015	32,190	-	32,190	$0.0111	2,900,000
November 10, 2015	28,800	-	28,800	$0.0096	3,000,000
November 12, 2015	23,930	-	23,930	$0.0072	3,323,611
November 17, 2015	16,500	-	16,500	$0.0060	2,727,273
November 19, 2015	1,640	11,225	12,865	$0.0056	2,316,013
November 23, 2015	23,111	-	23,111	$0.0056	4,127,000
November 27, 2015	24,750	-	24,750	$0.0055	4,500,000
December 2, 2015	18,450	-	18,450	$0.0041	4,500,000
December 8, 2015	18,000	-	18,000	$0.0036	5,000,000
December 11, 2015	13,368	-	13,368	$0.0024	5,570,000
December 16, 2015	14,181	-	14,181	$0.0024	5,860,000
December 22, 2015	15,488	-	15,488	$0.0024	6,400,000
December 29, 2015	17,666	-	17,666	$0.0024	7,300,000
	$541,604	$11,225	$552,830		82,775,494

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

On March 12, 2015, the Company offered to pay accrued interest and modify the terms of the six (6) Holders’ outstanding 6% Notes, decreasing the conversion floor from $1.00 to $0.50 in order to entice the noteholders to convert their promissory notes. The Company recorded a loss on debt extinguishment of $23,443 as a result of the fair value in excess of the modified conversion floor. In March 2015, the Company paid all accrued interest on the 6% notes of $17,200. Five (5) of the six (6) holders converted in full a total of $80,000 of 6% Notes into 160,000 shares of common stock. The remaining note holder partially converted $20,000 of 6% Notes into 40,000 of common shares and extended the terms on the remaining $30,000 for six (6) months. See Note 5 regarding Convertible Notes Payable.

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

On August 5, 2015, and August 12, 2015, the Company issued convertible notes totaling an aggregate of $622,000 pursuant to a series of convertible note financings with several accredited investors. None of these convertible notes have been converted in whole or in part to date. See Note 5 regarding convertible note financings.

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

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is intended to provide information about Vape’s financial condition and results of operations for the year ended September 30, 2015 and 2014. This information should be read in conjunction with Vape’s audited consolidated financial statements for the year ended September 30, 2015 and 2014, which begin on page F-2 of this report. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes, or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Some of the factors that may cause results to differ are described in the forward-looking statements cautionary language on page two of this report.

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

The Company has also launched ‘HIVE Glass.’ HIVE Glass is VAPE’s newest line of products under the HIVE brand name. The HIVE GLASS line is precision made using state of the art manufacturing processes and techniques, and exclusively uses German Schott glass caliber and fittings through all production phases. The aim with HIVE Glass is to create an affordable, high quality glass product that is both aesthetically pleasing and a highly functional vaporization product. VAPE’s existing customer base and distribution network will be the catalyst for expansion of this new HIVE product line. Under HIVE Glass, the Company also buys and sells high-end collector pieces. Subsequent to year end, the Company curtailed the product line in order to focus on HIVE Ceramics.

VAPE has also recently launched ‘HIVE Supply.’ HIVE Supply is a packaging and sourcing division of VAPE designed to serve as a competitively priced, comprehensive “one-stop shop” for all medical and recreational marijuana packaging needs. As with all of VAPE’s products, HIVE Supply will operate in full compliance with all federal laws and the laws of each individual state in which it does business. HIVE Supply will focus on providing much-needed support to cannabis businesses in regards to sourcing consumer products, brand management and marketing services. HIVE Supply is currently operated out of three (3) locations: HIVE Supply in Southern California, HIVE Supply Washington in Spokane and HIVE Supply Oregon in Portland. Under HIVE Supply, the Company also buys and sells high-end manufacturing machines. Subsequent to year end, the Company curtailed the product line in order to focus on HIVE Ceramics.

In connection with its launch of HIVE Supply and HIVE Glass, the Company opened ‘THE HIVE’ retail store and gallery in Los Angeles, an end-user experience to showcase the complete line of HIVE Ceramics and HIVE Glass products, while introducing HIVE Supply and all the new products being tested and developed through each vertical. Subsequent to year end, the Company curtailed its retail store in order to reduce overhead costs and focus on HIVE Ceramics.

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

INVENTORY

Inventory is valued at the lower of cost or market, using the first-in, first-out (FIFO) method. The provides for an allowance for slow moving inventories based on current demand and competition.

COMMITMENTS AND CONTINGENCIES

The Company recorded the estimated settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices discussed above. As of September 30, 2015, the estimated settlement liability is $25,025 based on the fair market value of 1,184,727 remaining warrants and therefore the Company recorded a gain on the change in warrant liability of $2,439,207 during the year ended September 30, 2015.

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

On December 10, 2015, the Board formally approved the designation of Series B Preferred Stock. See Note 11 regarding Subsequent Events.

Results of Operations

The results of operations information below provides details on net loss and general and administrative expenses. General and administrative expenses provide details on continuing operations and include items such as management compensation, SEC compliance, insurance, office and other general expenses.

For the Year Ended September 30, 2015 and 2014

Net Loss. For the year ended September 30, 2015 and 2014, net loss was $1,230,147 and $25,063,658, respectively.

Revenue. For the year ended September 30, 2015 and 2014, revenue was $1,277,657 and $841,724, respectively. Revenue was greater in 2015 as it was HIVE Ceramics’ first full year along with its new products. The Company derived its revenue from the sale of ceramics, supplies, glass, merchandise, and services.

Cost of Revenue. For the year ended September 30, 2015 and 2014, cost of revenue was $1,013,641 and $458,387, respectively. In 2015, cost of revenue included approximately $623,000 of ceramic products costs, $27,000 of supply costs, $97,000 of glass costs, $66,000 of merchandise costs and $200,000 of inventory reserve. In 2014, the recorded costs were ceramic product costs.

Gross Profit. For the year ended September 30, 2015 and 2014, gross profit was $264,016 or 36% and $383,337 or 46%, respectively. Gross profit decreased due to higher failure rates than expected of ceramics and low margin sales over multiple revenue streams.

Sales and Marketing. For the year ended September 30, 2015 and 2014, sales and marketing expenses were $715,292 and $219,891, respectively. In 2015, sales and marketing expenses included approximately $26,000 of general advertising, $54,000 of outside sales expense, $162,000 of payroll expenses, $156,000 of stock-based compensation, and $65,000 of trade show expenses. In 2014, it mostly consisted of approximately $92,000 of trade show expenses, $32,000 of promotional items, $21,000 of outside sales expense, $26,000 of E-commerce costs, and $12,000 of public relations.

Research and Development. For the year ended September 30, 2015 and 2014, research and development expenses were $212,424 and $45,757, respectively. In 2015, research and development expenses included approximately $117,000 for product design prototypes and research equipment, $47,000 of payroll expenses, $12,000 of employee benefits, $8,000 of travel expenses, and $27,000 of patent research. In 2014, it consisted of approximately $46,000 of product design prototypes and research equipment.

General and Administrative. For the year ended September 30, 2015 and 2014, general and administrative expenses were $2,127,594 and $1,315,710, respectively. In 2015, general and administrative expenses included approximately $45,000 of insurance expense, $110,000 of office expense, $481,000 of payroll expenses, $66,000 of accounting fees, $80,000 of business development expense, $182,000 of legal fees, $800,000 of stock-based compensation, and $121,000 of travel expense. It 2014, it mostly consisted of approximately $97,000 of investor relations and filing fees, $359,000 of payroll and taxes, $98,000 of accounting fees, and $114,000 of legal fees, $58,000 of office expense, $41,000 of bank and credit card processing fees, and $53,000 of travel expenses.

Interest Expense. For the year ended September 30, 2015 and 2014, interest expense was $788,038 and $241,065 respectively. In 2015, interest expense included approximately $609,000 of accretion of debt discounts, $51,000 of amortization of deferred financing costs, and $128,000 of interest expense. In 2014, interest expense on convertible notes payable was $241,065.

Interest Expense - related party. For the year ended September 30, 2015 and 2014, related party interest expense on convertible notes was $148,562 and $219,714, respectively. In 2015, interest expense included approximately $118,000 of accretion of debt discounts and $31,000 of interest expense. In 2014, interest expense on related party notes payable was $219,714.

Change in Warrant Liability. For the year ended September 30, 2015 and 2014, the gain and loss on change in warrant liability was $2,439,207 and ($23,404,058), respectively due to the fluctuation in the stock price.

Gain on Settlement. For the year ended September 30, 2015 and 2014, the gain on settlement was $625,461 and $0, respectively due to a confidential settlement by and between the Company and certain shareholders. On December 15, 2014, the Company recorded a gain on settlement of $257,930 for a confidential settlement by and between the Company and certain shareholders and related parties as settlement for certain potential legal claims held by the Company. As a result of the settlement, the Company received net proceeds of $62,930 and vendor credits of $200,000 during the year ended September 30, 2015. A total of $325,000 in vendor credits has been received in connection with the settlement and no further credits will be given. In January 2015, the Company received 440,625 shares from the settlement that was to be assigned to the officers of the Company. The officers decided it was in the best interest to return these shares to the Company to be used for future strategic issuances. Accordingly, the 440,625 shares were recorded as treasury stock and a gain on settlement valued at $367,531.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $273,904 and working capital of $122,107 as compared to cash of $48,370 and a working capital deficit of $36,138 as of September 30, 2014. See Note 11 for subsequent funding. We believe our current liquidity and securities purchase commitments will be sufficient to continue operating as a going concern through September 2016.

We had total liabilities of $1,392,465 as of September 30, 2015, including current liabilities of $115,938 of accounts payable, $208,665 of accrued expenses, customer deposits of $1,275, and $305,923 of convertible notes payable, and long-term liabilities of $458,404 of convertible notes payable, $265,000 of related party notes payable, $12,235 of other liabilities, and $25,025 of warrant liability. We had total liabilities of $3,802,237 as of September 30, 2014, consisting of current liabilities which consisted of $216,388 of accounts payable, $169,513 of accrued expenses, $187,667 of convertible notes payable, $45,832 of related party convertible notes payable, and long-term liabilities of $178,200 convertible notes payable, $199,115 of related party convertible notes payable, $341,290 of related party notes payable, and $2,464,232 of warrant liability.

We had a total stockholders’ deficit of $185,013 and an accumulated deficit of $26,611,042 as of September 30, 2015.

We used $1,238,155 of cash in operating activities during the year ended September 30, 2015, which was primarily attributable to our net loss of $1,230,147, which was offset by $71,305 of depreciation, $2,439,207 gain on change in warrant liability, $625,461 gain on settlement, $695,795 of accretion of debt discounts, $969,577 of stock-based compensation, and $480,481 of net cash provided by change in operating assets and liabilities. We used $980,003 of cash in operating activities for the year ended September 30, 2014, which was attributable primarily to our net loss of $25,063,658, which was offset by $23,404,058 loss on settlement of warrants, $366,431 in accretion of debt discounts, fair value in excess of stock issued for conversion of notes payable of $1,323, fair value in excess of stock issued for conversion of related party notes payable of $44,239, fair value of officer services of $15,000, common stock issued for services of $133,200, stock-based compensation of $450,501, and net use in the change in operating assets and liabilities of $347,275.

Investing activities used $31,143 during the year ended September 30, 2015 consisting of $62,930 of net proceeds from settlement offset by $83,255 of capital expenditures, and $10,818 for trademarks and pending patents. We used $257,020 of cash in investing activities for the year ended September 30, 2014 consisting of $122,555 of capital expenditures and $134,465 for trademarks and pending patents.

We had $1,494,832 of net cash provided by financing activities during the year ended September 30, 2015 consisting of $1,657,660 of net proceeds from issuance of a convertible notes payable, repayments on convertible notes payable of $40,000, repayments on related party convertible notes payable of $50,000, and repayments on related party notes payable of $72,828. We had $1,284,825 of net cash provided by financing activities during the year ended September 30, 2014 consisting of $438,000 from convertible notes payable, $505,535 from related party convertible notes payable, and $341,290 from related party convertible notes payable.

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

We anticipate generating losses and therefore may be unable to continue operations in the future. We anticipate that we will require additional capital in order to grow our business by increasing headcount and our budget for 2016. We may use a combination of equity and/or debt instruments to funds our growth strategy or enter into a strategic arrangement with a third party.

Related Party Notes Payable Repayments

On May 12, 2014, the Company issued a note payable to its President, Joe Andreae in the amount of $40,000 for monies previously borrowed during the six months ended March 31, 2014 (the “Andreae Note”).  The note is unsecured and bears interest of 6% per annum and matures on May 1, 2016. On December 4, 2014, the Company repaid the principal balance of $40,000 and accrued interest of $1,348. See Note 6 to the financial statements.

On August 11, 2014, the Company issued a 6% note payable to its President, Joe Andreae, for monies borrowed from Mr. Andreae to cover outstanding accounts payable in the amount of $12,828 (the “Andreae Note II”). Per the terms of the Andreae Note II, the original principal balance is $12,828, and is not secured by any collateral or any assets pledged to the holder. The maturity date is November 30, 2014, and the annual rate of interest is six percent (6%). The monies were funded during the three and nine months ended June 30, 2014. On December 4, 2014, the Company repaid principal balance of $12,828 and accrued interest of $240. See Note 6 to the financial statements.

Kyle Tracey Convertible Notes

On October 28, 2014, the Company received a Notice of Conversion on an 8% Convertible Note issued on February 18, 2014 to its CEO, Kyle Tracey, to cover expenses of the Company (the “Tracey Note”). Mr. Tracey converted principal of $10,612 and outstanding accrued and unpaid interest of $584 into 22,481 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Tracey Note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. See Note 6 to the financial statements.

On October 28, 2014, the Company received a Notice of Conversion on an 8% Convertible Note issued on May 12, 2014 to Mr. Tracey to cover expenses of the Company (the “Tracey Note II”). Mr. Tracey converted principal of $11,042 and outstanding accrued and unpaid interest of $407 into 22,989 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Tracey Note II was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. See Note 6 to the financial statements.

On October 28, 2014, the Company received a Notice of Conversion on an 8% Convertible Note issued on August 11, 2014 to Mr. Tracey to cover expenses of the Company (the “Tracey Note III”). Mr. Tracey converted principal of $216,001 and outstanding accrued and unpaid interest of $3,645 into 441,057 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Tracey Note III was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. See Note 6 to the financial statements.

On October 28, 2014, the Company received a Notice of Conversion on a 6% Convertible Note issued on May 13, 2014 to Mr. Tracey (the “Tracey PPM Note”) as part of a private placement transaction in exchange for capital of $40,000. Mr. Tracey converted principal of $40,000 and outstanding accrued and unpaid interest of $1,098 into 41,098 shares of restricted common stock of the Company at a per share conversion price of $1.00 in accordance with the terms of the convertible note. The conversion of the Tracey PPM Note was in full satisfaction of the note. The shares of common stock under the conversion were issued by the Company on November 7, 2014. See Note 6 to the financial statements. See Note 5 to the financial statements.

Michael Cook Convertible Notes

On October 28, 2014, the Company received a Notice of Conversion on an 8% Convertible Note issued on May 12, 2014 to its Director of Business Development, Michael Cook, to cover expenses of the Company (the “Cook Note”). Mr. Cook converted principal of $11,825 and outstanding accrued and unpaid interest of $435 into 24,619 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Cook Note was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. See Note 6 to the financial statements.

On October 28, 2014, the Company received a Notice of Conversion on an 8% Convertible Note issued on August 11, 2014 to Mr. Cook to cover expenses of the Company (the “Cook Note II”). Mr. Cook converted principal of $15,115 and outstanding accrued and unpaid interest of $255 into 30,864 shares of restricted common stock of the Company at a per share conversion price of $0.498 in accordance with the terms of the convertible note payable. The conversion of the Cook Note II was in full satisfaction of the note payable. The shares of common stock under the conversion were issued by the Company on November 7, 2014. See Note 6 to the financial statements.

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

Securities Purchase Agreement

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

The Note bears interest at the rate of 10% per annum and is convertible into common stock of the Company at a conversion price per share of 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable Conversion (subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock at a lower purchase price (subject to certain exceptions))(the “Conversion Price”). In no event will the Conversion Price be less than $0.50 per share. Repayment of principal on the Note, together with accrued interest thereon, is due in twelve monthly installments, commencing six months from issuance. The Company may make such payments in cash (in which event the Company will pay a 25% premium) or, subject to certain conditions, in shares of common stock valued at the lower of the Conversion Price or 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable payment date (the “Amortization Conversion Rate”). The Maturity Date of the Note is seventeen months from the date of issuance. On August 26, 2015, the Company and Investor entered into an Amendment whereby the conversion rate of the note was amended to 55% of the lowest price of the prior fifteen (15) trading days and conversion floor removed which amendment was triggered by the dilutive issuances of the August 2015 convertible note financing thereby entitling Investor to the lowest conversion rate granted during the year ended September 30, 2015 per the terms of the Securities Purchase Agreement. See Note 5 to the financial statements.

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

During the year ended September 30, 2015, the Company received $800,000 toward the $2M Note with an original issue discount of $76,800 and transaction costs for net proceeds of $651,395, respectively. We amortized $45,600 of the discount to interest expense during the year ended September 30, 2015. In addition, we recorded a discount totaling $108,641 related to the beneficial conversion feature embedded in the note upon issuance.

On August 13, 2015, the Company entered into an Amendment, Waiver and Modification Agreement (the “Amendment”) to its $2M Securities Purchase Agreement and related Transaction Documents with Redwood Management, LLC including any designees and or assignees thereto.  Under the terms of the Amendment, the parties agreed to reduce the $2,000,000 outstanding balance of the $2M Note to $800,000 to reflect the total amount funded under the note, to terminate the offsetting investor note securing the additional unfunded balance and to waive any past claims of default or offsetting interest on the $2M Note or investor note. In addition, the conversion rate of the note was amended to 55% of the lowest price of the prior fifteen (15) trading days and conversion floor removed which amendment was triggered by the dilutive issuances of the August 2015 convertible note financing thereby entitling Investor to the lowest conversion rate granted during the year ended September 30, 2015 per the terms of the $2M Securities Purchase Agreement. See Note 5 to the financial statements.

Convertible Note Financing

On August 5, 2015, the Company entered into a series of convertible note financings with several accredited investors totaling an aggregate of $517,000 in aggregate proceeds raised less certain fees and costs as set forth in the financing documents known as the “August 2015 Notes”. The financing was disclosed on the Company’s Current Report on Form 8-K filed on August 11, 2015 and is incorporated herein by reference.

On August 12, 2015, the Company entered into an additional convertible note financing transaction with an accredited investor in the principal amount of $105,000 less fees and costs. The closing under the financing occurred concurrently with the execution of the financing documents on August 12, 2015. The convertible note bears interest at the rate of 8% per annum and is convertible into common stock of the Company at any time after 180 days from issuance of the note at a conversion price per share equal to 58% of the average of the lowest trading price of the common stock in the thirteen (13) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible note in the first 180 days from closing subject to a prepayment penalty of 150% of principal plus interest. The maturity date of the convertible note is June 12, 2016 subject to the noteholder’s right to extend maturity an additional nine (9) month period. See Note 5 to the financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of Vape’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2015.

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

Name and Address	Age	Principal Occupation or Employment

Benjamin Beaulieu	29	Chief Operating Officer and Director since May 11, 2015 and Chairman of the Board since December 10, 2015

Allan Viernes	30	Chief Financial Officer since June 25, 2014, Director since May 11, 2015

Justin Braune	34	Chief Executive Officer and Director, since December 10, 2015.

Kyle Tracey	34	Former Chief Executive Officer, Secretary and Chairman of Vape beginning on December 30, 2013. Former Chief Financial Officer of Vape beginning on April 16, 2014, resigned June 25, 2014. Resigned as Chief Executive Officer, Chairman of the Board and all officer positions on December 10, 2015.

Joseph Andreae	29	Former President and Director of Vape beginning on March 26, 2014. Resigned as President and Director on December 10, 2015.

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

Biographical Information

See Executive Officer Section below for biographical information for Mr. Tracey, Mr. Andreae, Mr. Viernes, Mr. Beaulieu, and Mr. Braune.

Executive Officers

Kyle Tracey, 34, Former Chief Executive Officer and Chairman

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

Joseph Andreae, 29, Former President and Board of Directors

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

Allan Viernes, 30, Chief Financial Officer and Board of Directors

Mr. Viernes, 30, is an accounting and financial advisor specializing in public and private accounting and finance, SEC matters, bankruptcy reporting and analysis, mergers and acquisitions, and financial modelling/analysis. Mr. Viernes has served in such positions as Chief Financial Officer of an oil and gas company, Corporate Controller of a software company, and consulted with various retail and restaurant franchises and real estate companies through troubled debt restructurings and leveraged buy outs. Mr. Viernes also has past experience as an auditor with McKennon Wilson & Morgan, a PCAOB registered accounting firm, focusing on audits of private and publicly-held companies. Mr. Viernes graduated with a Bachelor of Administration with a concentration in accounting from Devry University, earned a Master of Business Administration from the Keller Graduate School of Management, and is a Certified Public Accountant.

Benjamin Beaulieu, 29, Chief Operating Officer and Chairman

Mr. Beaulieu delivers valued experience in the implementation and integration of operational and sales systems to the VAPE Holdings executive team. Mr. Beaulieu has owned operated several multi-million-dollar retail garden supply and technology businesses. With a focus on automation and functionality, Mr. Beaulieu has successfully expanded those companies from brick and mortar locations to E-commerce superstores with global sales and partnerships with the industry’s top distributors in the United States and Canada. Mr. Beaulieu’s experience operating various companies in the ancillary MMJ markets has already improved Hive Ceramics and VAPE Holdings employee management and development. With a focus on streamlining operations Mr. Beaulieu will allow Vape Holdings, Inc. and subsidiaries to rapidly grow while combating the associated costs responsibly.

Justin Braune, 34, Chief Executive Officer and Board of Directors

On December 10, 2015, the Board appointed Justin Braune to serve as the Company’s Chief Executive Officer and as a director, effective immediately.

Prior to joining the Company, Mr. Braune, 33, served as the chief operating officer of Voodoo Science, LLC and Vapor Wild from 2014 to 2015. From 2013 to 2014, Mr. Braune served as the Chief of Operations for Veracity Security, a technology company located in San Diego. From 2013-2014 Mr. Braune was the Director of Sales at Lear Capital. Since 2010 he owned and operated Braune Enterprises a real estate and investment brokerage firm. Mr. Braune graduated from the United States Naval Academy with a B.S. degree in electrical engineering in and was commissioned as an officer in the U.S. Navy. After earning his master’s degree in nuclear engineering, Mr. Braune operated the nuclear reactors onboard the USS RONALD REAGAN aircraft carrier. He served in the U.S. Navy until 2009 and subsequently earned his MBA at the University of Southern California, Marshall School of Business. Our Board believes that Mr. Braune’s extensive relationships and experience in the industry of vaporization products and e-cigarettes will bring added value to the Company’s management team.

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

Committees of the Board of Directors

On May 11, 2015, the Board authorized the establishment of separate audit and compensation committees consisting of a certain numbers of independent directors. The Company is still in the process of seeking out independent directors for its Board and committees and, as a result, the Company has not yet begun use of these committees. As such, we do not currently have a separately designated audit, compensation, or nominating committee of our Board and the function customarily delegated to these committees are performed by our full Board. We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.

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

The Board has not yet begun use of an audit committee. However, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, our Board is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention, and treatment of complaints regarding accounting, internal controls, and auditing matters; and (iii) engaging outside advisors. Our Board has determined that its members do not include a person who is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Our Board has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, our Board believes that each of its members has sufficient knowledge and experience to fulfill the duties and obligations of an audit committee.

The Board has not yet begun use of a compensation committee because the Board believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by our Board.

Stockholder Communications

Our Board has determined not to adopt a formal methodology for communications from stockholders directly to the Board on the belief that any communication sent to the Company’s current investor relations firm, Hayden I.R., would be brought to the Board’s attention by our Chief Executive Officer, Kyle Tracey.

Meetings of the Board of Directors

The Board of Directors of Vape conducts business through meetings of the Board or by unanimous written consents of the Board. Such actions by written consent of all directors are, according to Delaware corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held. The Board of Directors for the fiscal year ended September 30, 2015 consisted of: Kyle Tracey, Joe Andreae, Allan Viernes, and Benjamin Beaulieu. None of Mr. Tracey, Mr. Andreae, Mr. Viernes, or Mr. Beaulieu qualifies as an “independent director” pursuant to the rules and regulations of the Securities and Exchange Commission. During the fiscal year ended September 30, 2015, the Board held no formal meetings, and the Board acted by unanimous written consent on multiple occasions.

On May 17, 2013, the Company selected the accounting firm of dbbmckennon to act as the then PeopleString’s independent public accounting firm for the year ended December 31, 2012. dbbmckennon audited the financial statements of Vape for the year ended September 30, 2015 and 2014.

Board Leadership Structure and Role in Risk Oversight

During the year ended September 30, 2015, we did not separate the roles of Chief Executive Officer and Chairman of the Board because we believe that such roles are adequately performed by Kyle Tracey. The benefits of Mr. Tracey’s leadership of the Board stem from his experience in managing small to medium sized businesses and his involvement in the legal cannabis industry, which provide a unique understanding of our culture and business. Also, serving as both the Chief Executive Officer and Chairman of the Board ensures that a constant flow of Company related information is available between the Board and our senior management. This flow of communication enables Mr. Tracey to identify issues, proposals, strategies and other considerations for future Board discussions and to assume the lead in many of the resulting discussions during Board meetings. Our Board has responsibility for the oversight of risk management. A fundamental part of risk management is not only understanding the risks we face and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of the Board in setting our business strategy is a key part of its assessment of risk management and the determination of what constitutes our appropriate level of risk. The Board regularly discusses with management our major risk exposures, their potential impact on us, and the steps taken to manage these risks. In addition, the Board may retain, on such terms as determined by the Board, in its sole discretion, independent legal, financial, and other consultants and advisors to advise and assist the Board in fulfilling its oversight responsibilities. Subsequently, upon Kyle Tracey’s resignation as Chief Executive Officer and Chairman of the Board and Justin Braune’s appointment as Chief Executive Officer, we separated the roles of Chief Executive Officer and Chairman of the Board as Benjamin Beaulieu was appointed as Chairman.

Code of Ethics

The executive officers of Vape are held to the highest standards of honest and ethical conduct when conducting the affairs of Vape. All such individuals must act ethically at all times in connection with services provided to the Company. We have adopted a formal, written corporate code of ethics that applies to our executive officers as of May 11, 2015.

Item 11.      Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to Vape for the year ended September 30, 2015 and 2014. The Named Executive Officers are (1) Kyle Tracey, Chief Executive Officer and Chairman, (2) Joseph Andreae, President, (3) Allan Viernes, Chief Financial Officer, (4) Benjamin Beaulieu, Chief Operating Officer, and (4) Michael Cook, Former Director of Business Development (the “Named Executive Officers”).

2015 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Tracey,	2015	$137,173	$2,000	$104,200	$437,900	$-	$-	$-	$681,273
Chief Executive Officer and Chairman (2)	2014	$60,000	$-	$-	$315,400	$-	$-	$-	$375,400

Joseph	2015	$112,756	$2,000	$104,200	$437,900	$-	$-	$-	$656,856
Andreae, President (3)	2014	$31,731	$-	$-	$315,400	$-	$-	$-	$347,131

Allan	2015	$96,977	$5,000	$18,300	$122,500	$-	$-	$-	$242,777
Viernes, Chief Financial Officer (4)	2014	$17,676	$-	$-	$-	$-	$-	$-	$17,676

Benjamin	2015	$110,246	$5,000	$18,300	$437,900	$-	$-	$-	$571,446
Beaulieu, Chief Operating Officer (5)	2014	$-	$-	$-	$-	$-	$-	$-	$-

Michael	2015	$72,423	$3,000	$-	$183,500	$-	$-	$-	$258,923
Cook, Director of Business Development (6)	2014	$40,000	$-	$-	$166,000	$-	$-	$-	$206,000

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the year ended September 30, 2015 and 2014 in accordance with ASC 718, of stock option awards pursuant to the Equity Incentive Plan (as defined below). The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Assumptions used in the calculation of these amounts are included in the footnotes to VAPE’s audited financial statements furnished herewith. All issued and outstanding options were cancelled as of September 30, 2015.

(2)	As of September 30, 2015 and 2014, $50,000 and $53,885 of Mr. Tracey’s salary remains unpaid, respectively.

On October 20, 2015, Kyle Tracey surrendered 30,000 shares of stock valued at $18,300 that were issued on March 12, 2015. On October 20, 2015, Kyle Tracey surrendered 100,000 shares valued at $61,000 that were issued on March 12, 2015. All issued and outstanding options were cancelled as of September 30, 2015.

(3)	As of September 30, 2015, $13,333 of Mr. Andreae’s salary remains unpaid. On October 20, 2015, Joe Andreae surrendered 30,000 shares of stock valued at $18,300 that were issued on March 12, 2015. On October 20, 2015, Joe Andreae surrendered 100,000 shares valued at $61,000 that were issued on March 12, 2015. All issued and outstanding options were cancelled as of September 30, 2015.

(4)	As of September 30, 2015, $1,667 of Mr. Viernes’ salary remains unpaid. On December 21, 2015, Allan Viernes surrendered 30,000 shares of stock valued at $18,300 that were issued on March 12, 2015. All issued and outstanding options were cancelled as of September 30, 2015.

(5)	As of September 30, 2015, $1,667 of Mr. Beaulieu’s salary remains unpaid. On December 21, 2015, Benjamin Beaulieu surrendered 30,000 shares of stock valued at $18,300 that were issued on March 12, 2015. All issued and outstanding options were cancelled as of September 30, 2015.

(6)

As of September 30, 2015 and 2014, $30,000 and $26,769 of Mr. Cook’s salary remains unpaid, respectively. As of May 2015, Mr. Cook was removed as an officer and refocused as a Product Development Manager. All issued and outstanding options were cancelled as of September 30, 2015. As of May 2015, Mr. Cook was removed as an officer and refocused as a Product Development Manager.

Outstanding Equity Awards at Fiscal Year End

All issued and outstanding options were cancelled as of September 30, 2015.

Risk Management

The Board of Directors does not believe that Vape’s executive compensation program gives rise to any risks that are reasonably likely to have a material adverse effect on Vape.  Executive officers are compensated on a salary basis and have not been awarded any bonuses or other compensation in 2015 and 2014 that might encourage the taking of unnecessary or excessive risks that threaten the long-term value of Vape.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation of the directors of Vape for the year ended September 30, 2015.

2015 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Tracey	$--	$61,000	$--	$--	$--	$--	$61,000
Joseph Andreae	$--	$61,000	$--	$--	$--	$--	$61,000
Benjamin Beaulieu	$--	$--	$--	$--	$--	$--	$--
Allan Viernes	$--	$--	$--	$--	$--	$--	$--

(1)	Vape does not currently pay its directors any retainer or other fees for service on the Board or any committee thereof. Vape did not have non-employee directors as of September 30, 2015.

(2)	On October 20, 2015, Kyle Tracey and Joe Andreae each surrendered 100,000 shares valued at $61,000 that were issued on March 12, 2015.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders and Security Ownership of Management

The following table sets forth information as of January 11, 2016 with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of Vape’s Common Stock by (1) each director of Vape, (2) the Named Executive Officers of Vape, (3) each person or group of persons known by Vape to be the beneficial owner of greater than 5% of Vape’s outstanding Common Stock, and (4) all directors and officers of Vape as a group:

BENEFICIAL OWNERSHIP OF COMMON STOCK

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Kyle Tracey(4)	33,307,969	17.2%
Joseph Andreae(5)	585,555	*
Michael Cook(6)	1,365,760	*
Benjamin Beaulieu(7)	630,000	*
Allan Viernes(8)	600,000	*
All Officers and Directors as a Group	36,489,284	18.9%

Shares issued and outstanding as of January 11, 2016	163,026,935
Options issued to Officers and Directors	0
Shares of Preferred Stock issued to Officers and Directors	30,500,000
	193,526,935

*	Indicates shareholdings of less than 1%
(1)	In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Vape’s Common Stock if he or she has voting or investment power with respect to such security. This includes shares (a) subject to options exercisable within sixty (60) days, and (b)(1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.
(2)	Except as otherwise noted, the address of each person is c/o the Company at 5304 Derry Avenue, Suite C, CA 91301.
(3)	The percentage of class is calculated pursuant to Rule 13d-3(d) of the Exchange Act.
(4)	Mr. Tracey is the former Chief Executive Officer of the Company. Includes 30,000,000 shares of Series B Convertible Preferred Stock issuable to Hive Ceramics, LLC upon conversion of Secured Series B Preferred Stock Convertible Promissory Notes in the aggregate amount of $300,000. Mr. Kyle Tracey is the sole managing member with sole voting and dispositive power. Each share of Series B Preferred Stock is currently convertible into one share of common stock of the Issuer. Also includes 500,000 shares of Series A Preferred Stock currently convertible on a 1:1 basis into the Company’s Common Stock held in the name of HIVE Ceramics, LLC of which Mr. Tracey is the sole managing member (See “NOTE 9 – STOCKHOLDERS’ DEFICIT”). As of the time of this filing, Mr. Tracey has not exercised any of his rights to convert preferred stock into common stock.
(5)	Mr. Andreae is the former President of the Company.
(6)	On May 11, 2015, the Board reassigned Michael Cook from his position of Director of Business Development to HIVE Sales and Product Development Manager. In doing so, the Board determined that Mr. Cook's new position does not meet the definition of "Executive Officer" under SEC Rules. Therefore, Mr. Cook has not been considered an executive officer since that time.
(7)	Mr. Beaulieu is the Chief Operating Officer of the Company.
(8)	Mr. Viernes is the Chief Financial Officer of the Company.

Item 13.      Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

SUPPLIER

We purchased $60,000 in high-end glass from Kyle Tracey for HIVE Glass, which accounted for 10% of purchases during the year ended September 30, 2015. Kyle Tracey brokered $60,000 of HIVE Glass purchases, which accounted for 10% of total purchases during the year ended September 30, 2015.

RELATED PARTY NOTES PAYABLE, LONG-TERM

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013. This payable was converted into a note payable on December 7, 2013. The note payable bears interest of 6% per annum with a maturity date of December 1, 2016. As of September 30, 2015, there is $1,645 in accrued interest expense related to this note and the Company recorded $913 in interest expense related to this note during the year ended September 30, 2015.

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

On February 28, 2014, the Company issued a note payable to HIVE (the “HIVE Note”) for the principal amount of $250,000 in connection with the Hive asset acquisition. Per the terms of the HIVE Note, the maturity date is February 27, 2016 and the annual rate of interest is six percent (6%). No prepayment penalty exists. The HIVE Note is unsecured. As of September 30, 2015, there is $22,893 in accrued interest expense related to this note and the Company recorded $15,208 in interest expense related to this note during the year ended September 30, 2015, respectively.

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

On March 17, 2014, the Company issued an 8% Convertible Note to Jerome Kaiser, former CEO, CFO and Director of the Company for services rendered to the Company in the amount of $50,000 (the “Kaiser Note”) which was charged to expense during the three months March 31, 2014. Per the terms of the Kaiser Note, the principal balance is $50,000, and is not secured by any collateral or any assets pledged to the holders. The maturity date is March 17, 2015, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at his sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Kaiser Note is the market closing price of the market day immediately preceding the date of conversion minus twenty percent (20%). We recorded a discount totaling $10,000 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $4,167 of the discount to interest expense during the year ended September 30, 2015. In March 2015, the Company paid the outstanding principal and accrued interest in satisfaction on the note of $50,000 and $4,000, respectively.

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

Item 14.      Principal Accounting Fees and Services.

Audit Fees

Vape incurred audit and review fees of $56,000 and $43,000 for the periods ended September 30, 2015 and 2014 to dbbmckennon.

Audit Related Fees

During the year ended September 30, 2014, Vape paid $16,000 for audit related services to dbbmckennon in connection with the merger.

Tax Fees

During the year ended September 30, 2015 and 2014, Vape paid $4,500 and $3,000 for tax services to dbbmckennon.

All Other Fees

As of September 30, 2015 and 2014, Vape has not paid any fees associated with non-audit services to dbbmckennon, or any other accounting firm.

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

VAPE HOLDINGS, INC.

Date: January 13, 2016	By:	/s/ Justin Braune
Justin Braune
Chief Executive Officer

Date: January 13, 2016	By:	/s/ Allan Viernes
Allan Viernes
Chief Financial Officer

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date

/s/ Justin Braune	Chief Executive Officer, Director	January 13, 2016
Justin Braune	(Principal Executive Officer)

/s/ Allan Viernes	Chief Financial Officer, Director	January 13, 2016
Allan Viernes	(Principal Financial and Accounting Officer)

/s/ Benjamin Beaulieu	Chief Operating Officer,	January 13, 2016
Benjamin Beaulieu	Chairman of Board of Directors

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

VAPE HOLDINGS, INC.

(FORMERLY PEOPLESTRING CORPORATION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Vape Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Vape Holdings, Inc. and subsidiaries (collectively, the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended September 30, 2015 and 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully explained in Note 2 to the consolidated financial statements, the Company has incurred losses and has a working capital deficit as of September 30, 2015.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans with respect to these factors are also described on Note 2.   The Company's consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

 /s/ dbbmckennon

dbbmckennon

Newport Beach, California

January 13, 2016

Vape Holdings, Inc.

Consolidated Balance Sheets

	September 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash	$273,904	$48,370
Accounts receivable	72,401	16,771
Inventory	194,937	227,530
Prepaid inventory	64,079	246,491
Other current assets	40,679	44,100
Deferred financing costs	107,908	-
Total current assets	753,908	583,262

Fixed assets, net of accumulated depreciation	118,327	106,377
Trademarks	123,150	119,575
Pending patents	-	14,890
Deferred financing costs, long-term	12,067	-
TOTAL ASSETS	$1,007,452	$824,104

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$115,938	$216,388
Accrued expenses	208,665	169,513
Customer deposits	1,275	-
Convertible notes payable, net of unamortized discount of $369,569 and $32,333, respectively	305,923	187,667
Related party convertible notes payable, net of unamortized discount of $4,168 at September 30, 2014	-	45,832
Total current liabilities	631,801	619,400

Long term liabilities:
Convertible notes payable, long-term, net of unamortized discount of $507,360 and $19,800, respectively	458,404	178,200
Related party convertible notes payable, long-term, net of unamortized discount of $125,480 at September 30, 2014	-	199,115
Related party notes payable, long-term	265,000	341,290
Other liabilities, long-term	12,235	-
Warrant liability	25,025	2,464,232
Total liabilities	1,392,465	3,802,237

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.00001 par value - 100,000,000 authorized; 500,000 outstanding at September 30, 2015 and September 30, 2014	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000 shares; 19,896,521 issued at September 30, 2015, 19,455,896 outstanding at September 30, 2015, and 10,032,436 issued and outstanding at September 30, 2014	192	100
Additional paid-in capital	26,660,868	22,402,662
Treasury stock, 690,625 shares at September 30, 2015	(435,031)	-
Accumulated deficit	(26,611,042)	(25,380,895)
Total stockholders' deficit	(385,013)	(2,978,133)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,007,452	$824,104

See notes to consolidated financial statements.

Vape Holdings, Inc.

Consoliated Statements of Operations

	For the Year Ended September 30,
	2015	2014
Revenue	$1,277,657	$841,724

Cost of revenue [A]	1,013,641	458,387

Gross profit	264,016	383,337

Operating expenses:
Sales and marketing [B]	715,292	219,891
Research and development	212,424	45,757
General and administrative [C]	2,127,594	1,315,710
Total operating expenses	3,055,310	1,581,358

Operating loss	(2,791,294)	(1,198,021)

Other income (expense):
Interest expense	(788,038)	(241,065)
Interest expense - related party	(148,562)	(219,714)
Change in warrant liability	2,439,207	(23,404,058)
Gain on settlement	625,461	-
Loss on debt extinguishments, net	(564,712)	-
Total other income (expense), net	1,563,356	(23,864,837)

Loss before provision for income taxes	(1,227,938)	(25,062,858)

Provision for income taxes	2,209	800

Net loss	$(1,230,147)	$(25,063,658)

Net loss available to common shareholders:
Loss per common share - basic	$(0.11)	$(3.20)
Loss per common share - diluted	$(0.11)	$(3.20)

Weighted average shares - basic	11,563,247	7,822,212
Weighted average shares - diluted	11,563,247	7,822,212

[A] Stock-based compensation was $50,558 and $0 for the years ended September 30, 2015 and 2014, respectively.

[B] Stock-based compensation was $156,086 and $0 for the years ended September 30, 2015 and 2014, respectively.

[C] Stock-based compensation was $799,699 and $450,501 for the years ended September 30, 2015 and 2014, respectively.

See notes to consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit
Balance at September 30, 2013 - Prior to merger	-	$-	4,684,537	$46	$-	$(317,237)	$-	$(317,191)
Shares retained by PeopleString shareholders upon merger on September 30, 2013	-	-	1,565,463	16	-	-	-	16
Conversion of related party notes payable and accrued interest	-	-	571,630	7	341,538	-	-	341,545
Conversion of note payables and accrued interest	-	-	28,836	-	55,586	-	-	55,586
Fair value of officer services	-	-	-	-	15,000	-	-	15,000
Common stock issued for services	-	-	50,000	-	133,200	-	-	133,200
Discount on convertible note payable at 10%	-	-	-	-	4,424	-	-	4,424
Discount on convertible notes payable at 8%	-	-	-	-	158,402	-	-	158,402
Discount on convertible note payable at 6%	-	-	-	-	108,000	-	-	108,000
Discount on related party convertible note payable at 8%	-	-	-	-	193,217	-	-	193,217
Discount on related party convertible note payable at 6%	-	-	-	-	3,000	-	-	3,000
Common stock issued in connection with warrant settlement	-	-	3,542	-	98,822	-	-	98,822
Cashless exercise of warrants	-	-	3,128,428	31	20,840,972	-	-	20,841,003
Stock-based compensation - employee options	-	-	-	-	326,812	-	-	326,812
Stock-based compensation - non - employee options	-	-	-	-	123,689	-	-	123,689
Issuance of preferred stock for HIVE asset acquisition	500,000	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(25,063,658)	-	(25,063,658)
Balance at September 30, 2014	500,000	$-	10,032,436	$100	$22,402,662	$(25,380,895)	$-	$(2,978,133)
Conversion of related party notes payable and accrued interest	-	-	625,478	6	341,741	-	-	341,747
Conversion of notes payable and accrued interest	-	-	8,230,155	80	813,985	-	-	814,065
Conversion of unpaid wages	-	-	158,175	2	96,485	-	-	96,487
Common stock issued for services	-	-	60,277	1	36,768	-	-	36,769
Common stock issued for bonuses	-	-	440,000	6	288,196	-	-	288,202
Stock issued for settlement of accounts payable	-	-	100,000	1	99,999	-	-	100,000
Discount on convertible note payable at 12%	-	-	-	-	142,800	-	-	142,800
Discount on convertible note payable at 10%	-	-	-	-	252,079	-	-	252,079
Discount on convertible notes payable at 8%	-	-	-	-	220,400	-	-	220,400
Discount on related party convertible note payable at 10%	-	-	-	-	641,666	-	-	641,666
Discount on related party convertible note payable at 6%	-	-	-	-	5,410	-	-	5,410
Extinguishment of related party accrued interest	-	-	-	-	1,625	-	-	1,625
Modification of convertible notes payable	-	-	-	-	568,174	-	-	568,174
Stock-based compensation - employee options	-	-	-	-	606,362	-	-	606,362
Stock-based compensation - non-employee options	-	-	-	-	75,012	-	-	75,012
Issuance of common stock for BetterChem Acquisition	-	-	250,000	3	67,497	-	-	67,500
Unwinding of BetterChem Acquisition	-	-	(250,000)	(3)	3	-	(67,500)	(67,500)
Surrender of common stock	-	-	(440,625)	(4)	4	-	(367,531)	(367,531)
Net income	-	-	-	-	-	(1,230,147)	-	(1,230,147)
Balance at September 30, 2015	500,000	$-	19,205,896	$192	$26,660,868	$(26,611,042)	$(435,031)	$(385,013)

See notes to consolidated financial statements.

Vape Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,230,147)	$(25,063,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71,305	16,178
Accretion of debt discounts and deferred financing costs	695,795	366,431
Fair value in excess of stock issued for conversion of notes payable and accrued interest	15,895	1,323
Fair value in excess of stock issued for conversion of related party notes payable and accrued interest	22,128	44,239
Gain on change in warrant liability	(2,439,207)	23,404,058
Gain on settlement	(625,461)	-
Loss on debt extinguishments, net	564,712	-
Fair value of officer services	-	15,000
Common stock issued for services	36,769	133,200
Stock-based compensation	969,577	450,501
Changes in operating assets and liabilities:
Accounts receivable	(55,630)	(16,771)
Inventory	215,005	(474,021)
Other assets	25,554	(2,433)
Accounts payable	194,549	156,042
Accrued expenses	301,001	(10,092)
Net cash used in operating activities	(1,238,155)	(980,003)

Cash flows from investing activities:
Capital expenditures	(83,255)	(122,555)
Purchase of trademarks	(10,818)	(134,465)
Net proceeds from settlement	62,930	-
Net cash used in investing activities	(31,143)	(257,020)

Cash flows from financing activities:
Net proceeds from issuance of convertible note payable	1,657,660	438,000
Net proceeds from issuances of related party convertible notes payable	-	505,535
Net proceeds from issuances of related party notes payable	-	341,290
Repayments on convertible notes payable	(40,000)	-
Repayments on related party convertible notes payable	(50,000)	-
Repayments on related party notes payable	(72,828)	-
Net cash provided by financing activities	1,494,832	1,284,825

Net change in cash	225,534	47,802
Cash, beginning of period	48,370	568
Cash, end of period	$273,904	$48,370

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest	$18,788	$-
Taxes	$2,209	$-

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest	$814,065	$55,586
Conversion of related party notes payable and accrued interest	$341,747	$341,545
Issuance of convertible note payable for services	$-	$41,667
Issuance of convertible note payable for former officer services	$-	$50,000
Issuance of common stock in connection with warrant settlement	$-	$98,822
Beneficial conversion feature recorded with convertible notes payable	$615,279	$-
Beneficial conversion feature recorded with related party convertible note payable	$647,076	$-

See notes to consolidated financial statements.

VAPE HOLDINGS, INC.

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

The Company has recently launched ‘HIVE Glass.’ HIVE Glass is VAPE’s newest line of products under the HIVE brand name. The HIVE GLASS line is precision made using state of the art manufacturing processes and techniques, and exclusively uses German Schott glass caliber and fittings through all production phases. The aim with HIVE Glass is to create an affordable, high quality glass product that is both aesthetically pleasing and a highly functional vaporization product. VAPE’s existing customer base and distribution network will be the catalyst for expansion of this new HIVE product line. Under HIVE Glass, the Company also buys and sells high-end collector pieces. Subsequent to year end, the Company curtailed the product line in order to focus on HIVE Ceramics.

VAPE has also recently launched ‘HIVE Supply.’ HIVE Supply is a packaging and sourcing division of VAPE designed to serve as a competitively priced, comprehensive “one-stop shop” for all medical and recreational marijuana packaging needs. As with all of VAPE’s products, HIVE Supply will operate in full compliance with all federal laws and the laws of each individual state in which it does business. HIVE Supply will focus on providing much-needed support to cannabis businesses in regards to sourcing consumer products, brand management and marketing services. HIVE Supply is currently operated out of three (3) locations: HIVE Supply in Southern California, HIVE Supply Washington in Spokane and HIVE Supply Oregon in Portland. Under HIVE Supply, the Company also buys and sells high-end manufacturing machines. Subsequent to year end, the Company curtailed the product line in order to focus on HIVE Ceramics.

In connection with its launch of HIVE Supply and HIVE Glass, the Company opened ‘THE HIVE’ retail store and gallery in Los Angeles, an end-user experience to showcase the complete line of HIVE Ceramics and HIVE Glass products, while introducing HIVE Supply and all the new products being tested and developed through each vertical. Subsequent to year end, the Company curtailed its retail store in order to reduce overhead costs and focus on HIVE Ceramics.

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

REVIVAL PRODUCTS

On December 28, 2015, the Company created a new wholly-owned subsidiary, Revival Products, LLC (“Revival”), which is in the business of portable vaporization devices. Revival will disposable cartridge complement HIVE Ceramic’s product lines utilizing its sales and distribution channels and via its own designated e-commerce site at www.revivalvapes.com.

BETTERCHEM

On July 1, 2015, the Company entered into a Share Exchange Agreement with BetterChem Consulting, Inc. (“BetterChem”), a Pennsylvania corporation, and its sole shareholder and the Company’s current Chief Science Officer Dr. Mark Scialdone (“Dr. Scialdone”), whereby the Company acquired a controlling 80% interest in BetterChem from Dr. Scialdone in exchange for up to 400,000 shares of the Company’s restricted common stock. In consideration for the issuance of the shares to Dr. Scialdone, the Company acquired 80 shares of the common stock of BetterChem which represents 80% of the issued and outstanding shares of BetterChem. Dr. Scialdone retained a 20% interest in BetterChem. The Share Exchange Agreement transaction closed concurrently with its execution on July 1, 2015 and was approved by Unanimous Written Consent of the Board of Directors (the “Board”) of the Company on the same date. At closing, the Company issued 250,000 shares of its common stock valued at $67,500 to BetterChem. The Company acquired an 80% controlling interest of the business in order to expand its science consulting segment and research and development. BetterChem had no assets and liabilities upon closing.

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

In connection with the Share Exchange Agreement, on July 1, 2015, Dr. Scialdone and the Company entered into an Intellectual Property Rights Transfer Agreement (the “I.P. Agreement”) whereby Dr. Scialdone agreed to transfer and assign to Company the entire right, title and interest in and to any and all intellectual property in which Dr. Scialdone has a right to convey an interest, including intellectual property conceived, developed, reduced to practice, assigned or acquired by Dr. Scialdone prior to the date of the I.P. Agreement as well as intellectual property held, conceived, developed, reduced to practice, assigned or acquired by BetterChem. There were no assets or liabilities assumed by the Company. On January 12, 2016, the Company unwound the transaction and curtailed the subsidiary’s operations in order to reduce overhead costs and focus on HIVE Ceramics and reflected such as of September 30, 2015 in the consolidated financial statements. As of September 30, 2015, the 250,000 shares issued to BetterChem were recorded as treasury stock valued at $67,500 as a result of the settlement to receive the shares back as part of the unwind.

VAPE is organized and directed to operate strictly in accordance with all applicable state and federal laws. Subsequent to year end, the Company abandoned such plans in order to reduce overhead costs and focus on HIVE Ceramics.

Subsequent to the Company’s fiscal year ended September 30, 2015, the Company began taking steps to curtail its Offset, HIVE Glass and HIVE Supply business lines to focus more on consumer vaporization products including the launch of “Revival” discussed above. The Company also curtailed its ‘THE HIVE’ retail store in order to reduce overhead costs and focus on HIVE Ceramics. Moreover, the Company curtailed its exploration into providing real estate, management and consulting solutions to the legal cannabis industry in states where such cannabis cultivation and extraction is legal. The Company was never able to execute on any of these plans and ultimately determined that the Company’s capital reserves for such projects as well as the risks inherent in each project due to the current regulatory environment surrounding the cannabis industry made this line of business too difficult to pursue.

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

CONSOLIDATION

The consolidated financial statements include the assets, liabilities, and operating results of the Company and its wholly-owned subsidiaries, HIVE Ceramics, Offset, and Nouveau after elimination of all material inter-company accounts and transactions. No segment information is presented as the assets, liabilities, and results of HIVE represent over 90% of the Company’s operations.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued liabilities, and notes payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at September 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$273,904	$-	$-	$273,904
Total assets measured at fair value	$273,904	$-	$-	$273,904

Liabilities
Derivative instruments	$-	$25,025	$-	$25,025
Total liabilities measured at fair value	$-	$25,025	$-	$25,025

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

Customers

One (1) customer accounted for 37% of our accounts receivable as of September 30, 2015. The loss of this customer would have a significant impact on the Company’s financial results.

Suppliers

One (1) supplier accounted for 54% of our purchases during the year ended September 30, 2015. We purchased $60,000 in high-end glass from Kyle Tracey for HIVE Glass, which accounted for 10% of purchases during the year ended September 30, 2015. The loss of these suppliers would have a significant impact on the Company’s financial results.

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

Long-lived assets, such as fixed assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. During the year ended September 30, 2015 and 2014, the Company recorded $22,133 and $0 of impairment of its pending patents as its expected cash flows did not exceed its carrying amounts and none towards its trademarks as its expected future cash flows are in excess of their carrying amounts.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and that have alternative future uses, both in research and development, marketing or sales, will be classified as fixed assets and depreciated over their estimated useful lives. To date, research and development costs include the research and development expenses related to prototypes of the Company’s products. During the year ended September 30, 2015 and 2014, research and development costs were $212,424 and $45,757, respectively.

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

The following is a summary of outstanding securities that would have been included in the calculation of diluted shares outstanding since the exercise prices did not exceed the average market value of the Company’s common stock if the Company generated net income for the year ended September 30, 2015 and 2014:

	For the Year Ended	For the Year Ended
	September 30,	September 30,
	2015	2014
Series A Preferred stock	500,000	500,000
Common stock options	-	303,889
Common stock warrants	1,184,727	1,184,727
Convertible notes	79,699,946	843,213
	81,384,673	2,831,829

The Company would have excluded 125,000 options from the computation for the year ended September 30, 2014 as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

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

The following weighted average variables were used in the Black Scholes model for all option issuances valued during the year ended September 30, 2015 and 2014:

Year Ended September 30,	Stock Price at Grant Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
2015	$0.73	-%	$0.73	2.2%	380%	10.0
2014	$1.66	-%	$1.66	2.5%	401%	10.0

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

NOTE 2. GOING CONCERN

VAPE’s consolidated financial statements reflect a net loss of $1,230,147 during the year ended September 30, 2015. As of September 30, 2015, we had cash of $273,904 and working capital of $122,107. VAPE has suffered an accumulated deficit of $26,411,042 and subsequent to the Company’s fiscal year ended September 30, 2015, the Company began taking steps to curtail its Offset, HIVE Glass and HIVE Supply business lines to focus more on consumer vaporization products including the launch of “Revival” discussed above. The Company also curtailed its ‘THE HIVE’ retail store in order to reduce overhead costs and focus on HIVE Ceramics. Moreover, the Company curtailed its exploration into providing real estate, management and consulting solutions to the legal cannabis industry in states where such cannabis cultivation and extraction is legal. The Company was never able to execute on any of these plans and ultimately determined that the Company’s capital reserves for such projects as well as the risks inherent in each project due to the current regulatory environment surrounding the cannabis industry made this line of business too difficult to pursue. All of which have resulted in losses and opportunity costs. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for the new operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding. VAPE’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern. See Note 11 for subsequent events regarding financing activities.

NOTE 3. FIXED ASSETS

The following is a summary of fixed assets as of September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Molds and Tooling	$176,015	$122,555
Leasehold improvements	29,795	-
Accumulated depreciation	(87,483)	(16,178)
	$118,327	$106,377

During the year ended September 30, 2015 and 2014, depreciation expense included in cost of revenue were $71,305 and $16,178, respectively.

NOTE 4. ACCRUED EXPENSES

The following is a summary of accrued expenses as of September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Accrued interest	$46,337	$16,300
Accrued interest - related party	24,538	18,325
Accrued wages and taxes	112,322	108,374
Other	25,468	26,514
	$208,665	$169,513

As of September 30, 2015 and 2014, the Company recorded accrued wages and taxes for Kyle Tracey of $55,000 and $59,273, Joe Andreae of $14,667 and $0, Allan Viernes of $1,833 and $0, and Benjamin Beaulieu of $1,833 and $0, respectively.

NOTE 5.   THIRD PARTY DEBT

CONVERTIBLE NOTES PAYABLE

Beginning on February 11, 2014, the Company issued 6% Convertible Notes (the “6% Notes”) pursuant to subscription agreements to ten (10) accredited investors (the “Holders”) with the aggregate principal amount of $230,000. The 6% Notes are not secured by any collateral or any assets pledged to the Holders. The maturity dates are from February 28, 2015 to March 31, 2015, and the annual rate of interest is six percent (6%). Subject to certain limitations, the Holders can, at their sole discretion, convert the outstanding and unpaid principal and interest of their notes into fully paid and nonassessable shares of the Company’s common stock. The conversion price of these 6% Notes is the average of the fifteen (15) lowest daily VWAP’s occurring during the twenty (20) consecutive trading days immediately preceding the date each Holder elects convert all of their 6% Note minus a discount of 40%. In no event will the conversion price be less than $1.00 per share or greater than $3.00 per share. The Company had a preexisting relationship with each of the Holders, and no general solicitation or advertising was used in connection with the issuance of the 6% Notes. We recorded a discount totaling $92,000 related to the beneficial conversion feature embedded in the notes upon issuance and amortized $32,333 and $57,667 of the discount to interest expense during the year ended September 30, 2015 and 2014, respectively.

On March 12, 2015, the Company offered to pay accrued interest and modify the terms of the six (6) Holders’ outstanding 6% Notes, decreasing the conversion floor from $1.00 to $0.50 in order to encourage the noteholders to convert their promissory notes. The Company recorded a loss on debt extinguishment of $23,443 as a result of the fair value in excess of the modified conversion floor. In March 2015, the Company paid all accrued interest on the 6% notes of $17,200. Five (5) of the six (6) holders converted in full a total of $80,000 of 6% Notes into 160,000 shares of common stock. The remaining note holder partially converted $20,000 of 6% Notes into 40,000 of common shares and extended the terms on the remaining $30,000 for six (6) months. As of September 30, 2015, there is $1,010 in accrued interest expense related to the one (1) remaining note and the Company recorded $1,010 in interest expense related to the 6% note during the year ended September 30, 2015. On December 14, 2015, the note holder converted $30,000 in principal and $1,351 of accrued interest into 13,063,013 shares of common stock. As a result of the subsequent conversion the principal balance and accrued interest as of September 30, 2015 were classified as long-term.

Securities Purchase Agreement

On December 3, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell, and the Investor agreed to purchase, an unsecured convertible promissory note (the “Note”) in the principal amount of $560,000 less an original issue discount (“OID”) of $50,000 and transaction expenses of $10,000 for a total purchase price of $500,000. The Company also paid a finder’s fee in the amount of $25,000 in connection with this transaction, which was recorded as a discount to the note as it was paid from the proceeds. The closing under the Securities Purchase Agreement occurred on December 3, 2014. The Company received $475,000 net proceeds after transactions costs. We amortized $27,778 of the discount to interest expense during the year ended September 30, 2015. In addition, the Company recorded $45,940 in deferred financing costs and amortized $25,522 to interest expense during the year ended September 30, 2015. As of September 30, 2015, the Company had unamortized costs of $20,418 in current deferred financing costs. The deferred financing costs are amortized through the maturity date.

The Note bears interest at the rate of 10% per annum and is convertible into common stock of the Company at a conversion price per share of 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable Conversion (subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock at a lower purchase price (subject to certain exceptions))(the “Conversion Price”). In no event will the Conversion Price be less than $0.50 per share. Repayment of principal on the Note, together with accrued interest thereon, is due in twelve monthly installments, commencing six months from issuance. The Company may make such payments in cash (in which event the Company will pay a 25% premium) or, subject to certain conditions, in shares of common stock valued at the lower of the Conversion Price or 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable payment date (the “Amortization Conversion Rate”). The Maturity Date of the Note is seventeen months from the date of issuance. We recorded a discount totaling $168,000 related to the beneficial conversion feature embedded in the note upon issuance. On August 26, 2015, the Company and Investor entered into an Amendment whereby the conversion rate of the note was amended to 55% of the lowest price of the prior fifteen (15) trading days and conversion floor removed which amendment was triggered by the dilutive issuances of the August 2015 convertible note financing thereby entitling Investor to the lowest conversion rate granted during the year ended September 30, 2015 per the terms of the Securities Purchase Agreement. As a result, we expensed the unamortized discount of $168,000 to interest expense, recorded a loss on debt extinguishment of $158,916, and recorded a new discount of $242,916. We amortized $30,365 of the discount to interest expense during the year ended September 30, 2015. On December 10, 2015, the Company and the Investor entered into a forbearance agreement regarding the Investor’s convertible note and added $105,000 to the principal. See Note 11 to the consolidated financial statements.

Between June 2015 and September 2015, the Company issued the following conversions for payment towards Investor:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
June 4, 2015	$46,667	$28,871	$75,538	$0.342	220,949
July 3, 2015	46,667	4,295	50,962	$0.194	263,141
August 11, 2015	25,000	-	25,000	$0.138	181,818
September 3, 2015	25,000	-	25,000	$0.056	445,196
September 23, 2015	25,000	-	25,000	$0.041	606,061
September 29, 2015	23,000	-	23,000	$0.015	1,548,822
	$191,334	$33,166	$224,500		3,265,987

Subsequent to year end, the Investor also enacted the following conversions:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
October 8, 2015	$21,000	$-	$21,000	$0.012	1,818,182
October 16, 2015	18,900	-	18,900	$0.012	1,636,364
October 22, 2015	25,800	-	25,800	$0.011	2,333,786
October 29, 2015	22,460	-	22,460	$0.011	2,031,660
November 11, 2015	33,500	-	33,500	$0.007	4,649,549
November 18, 2015	24,000	-	24,000	$0.006	4,195,804
November 30, 2015	30,000	-	30,000	$0.005	5,741,627
December 11, 2015	22,000	-	22,000	$0.002	9,090,909
December 28, 2015	22,500	-	22,500	$0.002	9,297,521
January 7, 2016	20,000	-	20,000	$0.002	10,101,010
	$240,160	$-	$240,160		50,896,412

As a result, as of September 30, 2015, $46,671 and $87,221, net of total unamortized discounts of $81,835 and $152,939 are classified as current and long-term on the accompanying consolidated balance sheet. As of September 30, 2015, there is $9,945 in accrued interest expense related to this note and the Company recorded $43,111 in interest expense related to this note during the year ended September 30, 2015.

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

During the year ended September 30, 2015, the Company received $800,000 toward the $2M Note with an original issue discount of $148,600 and transaction costs for net proceeds of $651,395, respectively. We amortized $45,600 of the discount to interest expense during the year ended September 30, 2015. In addition, we recorded a discount totaling $108,641 related to the beneficial conversion feature embedded in the note upon issuance.

On August 13, 2015, the Company entered into an Amendment, Waiver and Modification Agreement (the “Amendment”) to its $2M Securities Purchase Agreement and related Transaction Documents with Redwood Management, LLC including any designees and or assignees thereto.  Under the terms of the Amendment, the parties agreed to reduce the $2,000,000 outstanding balance of the $2M Note to $800,000 to reflect the total amount funded under the note, to terminate the offsetting investor note securing the additional unfunded balance and to waive any past claims of default or offsetting interest on the $2M Note or investor note. In addition, the conversion rate of the note was amended to 55% of the lowest price of the prior fifteen (15) trading days and conversion floor removed which amendment was triggered by the dilutive issuances of the August 2015 convertible note financing thereby entitling Investor to the lowest conversion rate granted during the year ended September 30, 2015 per the terms of the $2M Securities Purchase Agreement. As a result, we expensed the unamortized discount of $108,641 to interest expense, recorded a loss on debt extinguishment of $385,815, and recorded a new discount of $440,000. We amortized $94,131 of the discount to interest expense during the year ended September 30, 2015.

The following is summary of conversions by the $2M Note holder during the year ended September 30, 2015:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
August 13, 2015	$50,000	-	$50,000	$0.127	393,701
August 26, 2015	25,000	-	25,000	$0.056	446,428
September 8, 2015	25,000	-	25,000	$0.056	446,428
September 14, 2015	25,000	$-	25,000	$0.053	469,925
September 16, 2015	10,000	-	10,000	$0.053	188,679
September 17, 2015	25,000	-	25,000	$0.053	469,925
September 22, 2015	10,000	-	10,000	$0.043	232,558
September 24, 2015	10,000	-	10,000	$0.026	390,625
September 25, 2015	10,000	-	10,000	$0.019	518,135
September 29, 2015	13,410	-	13,410	$0.015	900,000
	$203,410	$-	$203,410		4,456,404

Subsequent to year end, the $2M Note holder also enacted the following conversions:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
October 1, 2015	$10,000	$-	$10,000	$0.0148	675,676
October 5, 2015	10,000	-	10,000	$0.0148	675,676
October 6, 2015	13,262	-	13,262	$0.0138	961,000
October 7, 2015	10,000	-	10,000	$0.0115	865,801
October 9, 2015	11,728	-	11,728	$0.0116	1,011,000
October 9, 2015	10,000	-	10,000	$0.0115	865,801
October 12, 2015	14,680	-	14,680	$0.0115	1,271,000
October 13, 2015	11,601	-	11,601	$0.0116	1,000,052
October 15, 2015	14,680	-	14,680	$0.0115	1,271,000
October 19, 2015	17,400	-	17,400	$0.0116	1,500,000
October 19, 2015	15,000	-	15,000	$0.0116	1,298,701
October 20, 2015	16,650	-	16,650	$0.0111	1,500,000
October 21, 2015	17,500	-	17,500	$0.0115	1,515,152
October 23, 2015	20,000	-	20,000	$0.0115	1,731,602
October 26, 2015	24,420	-	24,420	$0.0111	2,200,000
October 29, 2015	26,640	-	26,640	$0.0111	2,400,000
November 2, 2015	29,970	-	29,970	$0.0111	2,700,000
November 2, 2015	20,000	-	20,000	$0.0111	1,809,136
November 5, 2015	32,190	-	32,190	$0.0111	2,900,000
November 10, 2015	28,800	-	28,800	$0.0096	3,000,000
November 12, 2015	23,930	-	23,930	$0.0072	3,323,611
November 17, 2015	16,500	-	16,500	$0.0060	2,727,273
November 19, 2015	1,640	11,225	12,865	$0.0056	2,316,013
November 23, 2015	23,111	-	23,111	$0.0056	4,127,000
November 27, 2015	24,750	-	24,750	$0.0055	4,500,000
December 2, 2015	18,450	-	18,450	$0.0041	4,500,000
December 8, 2015	18,000	-	18,000	$0.0036	5,000,000
December 11, 2015	13,368	-	13,368	$0.0024	5,570,000
December 16, 2015	14,181	-	14,181	$0.0024	5,860,000
December 22, 2015	15,488	-	15,488	$0.0024	6,400,000
December 29, 2015	17,666		17,666	$0.0024	7,300,000
	$541,604	$11,225	$552,830		82,775,494

As a result, as of September 30, 2015, $25,445 and $246,785, net of total unamortized discounts of $29,541 and $294,819 are classified as current and long-term on the accompanying consolidated balance sheet. As of September 30, 2015, there is $26,861 and $11,225 in current and long-term accrued interest expense related to this note, respectively, and the Company recorded $38,086 in interest expense related to this note during the year ended September 30, 2015.

Convertible Note Financing

On August 5, 2015, the Company entered into a series of convertible note financings with several accredited investors totaling an aggregate of $541,000 in aggregate proceeds raised less certain fees and costs as set forth in the financing documents known as the “August 2015 Notes”. The financing was disclosed on the Company’s Current Report on Form 8-K filed on August 11, 2015 and is incorporated herein by reference. The Company recorded an original issue discount of $12,500 along with these notes and amortized $1,042 of the discount to interest expense during the year ended September 30, 2015. The Company also recorded a beneficial conversion feature of $253,617 towards the notes and amortized $48,683 of the discount to interest expense during the year ended September 30, 2015. As of September 30, 2015, there is $8,388 of accrued interest related to these notes and the Company recorded $8,388 in interest expense related to the notes during the year ended September 30, 2015.

On August 12, 2015, the Company entered into an additional convertible note financing transaction with an accredited investor in the principal amount of $105,000 less fees and costs. The closing under the financing occurred concurrently with the execution of the financing documents on August 12, 2015. The convertible note bears interest at the rate of 8% per annum and is convertible into common stock of the Company at any time after 180 days from issuance of the note at a conversion price per share equal to 58% of the average of the lowest trading price of the common stock in the thirteen (13) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible note in the first 180 days from closing subject to a prepayment penalty of 150% of principal plus interest. The maturity date of the convertible note is June 12, 2016 subject to the noteholder’s right to extend maturity an additional nine (9) month period. The Company recorded an original issue discount of $5,000 along with these notes and amortized $1,000 of the discount to interest expense during the year ended September 30, 2015. The Company also recorded a beneficial conversion feature of $60,900 towards the notes and amortized $12,180 of the discount to interest expense during the year ended September 30, 2015. As of September 30, 2015, there is f $1,143 of accrued interest related to these notes and the Company recorded $1,143 in interest expense related to the notes during the year ended September 30, 2015.

The foregoing descriptions of the August 12, 2015 note financing and related documentation do not purport to be complete and are qualified in their entirety by reference to the full text of the documents, which are filed as exhibits to this Quarterly Report on Form 10-K and are incorporated herein by reference.

As of September 30, 2015, future minimum principal payments for the years ending September 30, 2016 and 2017 are $1,487,256 and $154,000, respectively. As of September 30, 2015, expected amortization of debt discounts for the years ending September 30, 2016 and 2017 are $333,013 and $543,916, respectively. As of September 30, 2015, expected amortization of deferred financing costs for the years ending September 30, 2016 and 2017 are $107,909 and $12,067, respectively. The Company has the ability to increase the authorized common stock of the Company in the event that the convertible notes require more shares than available.

NOTE 6.   RELATED PARTY DEBT

RELATED PARTY NOTES PAYABLE, LONG-TERM

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013. This payable was converted into a note payable on December 7, 2013. The note payable bears interest of 6% per annum with a maturity date of December 1, 2016. As of September 30, 2015, there is $1,645 in accrued interest expense related to this note and the Company recorded $913 in interest expense related to this note during the year ended September 30, 2015.

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

On February 28, 2014, the Company issued a note payable to HIVE (the “HIVE Note”) for the principal amount of $250,000 in connection with the Hive asset acquisition. Per the terms of the HIVE Note, the maturity date is February 27, 2016 and the annual rate of interest is six percent (6%). No prepayment penalty exists. The HIVE Note is unsecured. As of September 30, 2015, there is $22,893 in accrued interest expense related to this note and the Company recorded $15,208 in interest expense related to this note during the year ended September 30, 2015, respectively. On December 10, 2015, the HIVE Note was converted into a Series B Convertible Preferred Note payable and the maturity date was extended to December 10, 2016. See Note 11 to the consolidated financial statements.

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

On March 17, 2014, the Company issued an 8% Convertible Note to Jerome Kaiser, former CEO, CFO and Director of the Company for services rendered to the Company in the amount of $50,000 (the “Kaiser Note”) which was charged to expense during the three months March 31, 2014. Per the terms of the Kaiser Note, the principal balance is $50,000, and is not secured by any collateral or any assets pledged to the holders. The maturity date is March 17, 2015, and the annual rate of interest is eight percent (8%). Subject to certain limitations, the holder can, at his sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the Kaiser Note is the market closing price of the market day immediately preceding the date of conversion minus twenty percent (20%). We recorded a discount totaling $10,000 related to the beneficial conversion feature embedded in the notes upon issuance. We amortized $4,167 of the discount to interest expense during the year ended September 30, 2015. In March 2015, the Company paid the outstanding principal and accrued interest in satisfaction on the note of $50,000 and $4,000, respectively.

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

NOTE 7.   COMMITMENTS AND CONTINGENCIES

Office Lease

As of September 30, 2015, the Company leases a 5,000 square foot office in Chatsworth, California for $4,947 per month which expires in November 2015.

Warrant Liability

The Company recorded the estimated settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices discussed above. As of September 30, 2015, the estimated settlement liability is $25,025 based on the fair market value of 1,184,727 remaining warrants and using the Black-Scholes model and therefore the Company recorded a gain on the change in warrant liability of $2,439,207 during the year ended September 30, 2015.

Settlement of Company Legal Claims

On December 15, 2014, the Company recorded a gain on settlement of $257,930 for a confidential settlement by and between the Company and certain shareholders and related parties as settlement for certain potential legal claims held by the Company. As a result of the settlement, the Company received net proceeds of $62,930 and vendor credits of $200,000 during the year ended September 30, 2015. A total of $325,000 in vendor credits has been received in connection with the settlement and no further credits will be given. In January 2015, the Company received 440,625 shares from the settlement that was assigned to officers of the Company. The officers decided it was in the best interest of the Company to return these shares to the Company to be used for future strategic issuances. Accordingly, the 440,625 shares valued at $367,531 were recorded as treasury stock as of September 30, 2015, and the Company recorded a gain on settlement of $625,461 during the year ended September 30, 2015.

Chief Science Officer

On May 1, 2015, the Company appointed Dr. Mark A. Scialdone to the newly-created executive officer position of Chief Science Officer.

Dr. Scialdone’s Executive Employment Agreement was for a period of two (2) years. Dr. Scialdone shall receive an annual salary of $102,000, he shall be eligible for any benefits made generally available by the Company, he shall be eligible to receive any bonuses made generally available by the Company, and he shall be reimbursed for any reasonable expenses incurred while performing his duties as the Company’s Chief Science Officer. Additionally, Dr. Scialdone is entitled to receive severance equal to six (6) months base salary if terminated without cause by the Company.

The Chief Science Officer was also receive bonus compensation associated with revenue generated from consulting services revenues generated over the term of this Agreement such bonus compensation to be calculated in accordance with the schedule below.

On January 12, 2016, the Company unwound the transaction and curtailed the subsidiary’s operations in order to reduce overhead costs and focus on HIVE Ceramics and reflected such as of September 30, 2015 in the consolidated financial statements. As of September 30, 2015, the 250,000 shares issued to BetterChem were recorded as treasury stock valued at $67,500 as a result of the settlement to receive the shares back as part of the unwind.

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

NOTE 8. INCOME TAXES

The following table presents the current and deferred income tax provision for federal and state income taxes for the year ended September 30, 2015 and 2014:

	2015	2014
Current tax provision (benefit):
Federal	$-	$-
State	2,209	800
Total	2,209	800
Deferred tax provision (benefit)
Federal	(418,000)	(262,000)
State	-	-
Valuation allowance	418,000	262,000
Total	-	-
Total provision (benefit) for income taxes	$2,209	$800

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended September 30, 2015 and 2014:

	2015	2014
US federal statutory income tax rate	(34.0%)	(34.0%)
State tax – net of benefit	(6.0%)	(6.0%)
	(40.0%)	(40.0%)

Permanent differences:	-%	38.7%
Stock-based compensation	2.8%	0.2%
Changes in warrant liability	-%	1.0%
Increase in valuation allowance	37.2%	0.1%
Effective tax rate	-%	-%

The Company incurred certain non-cash transactions which are not includable or deductible for income tax reporting purposes, such the change in fair value of warrant liability, certain stock-based compensation and accretion of debt discounts.

The components of the Company’s deferred tax assets and (liabilities) for federal and state income taxes as of September 30, 2015 and 2014:

	As of September,
	2015	2014
Current deferred tax assets (liabilities):
Accrued expenses and other	$-	$-
Total current deferred tax assets	-	-
Non-current deferred tax assets and liabilities:
Property, plant and equipment	29,000	29,000
Net operating losses	680,000	262,000
Total non-current deferred tax assets	709,000	291,000
Valuation allowance	(709,000)	(291,000)
Total non-current deferred tax assets	-	-
Net deferred tax assets	$-	$-

During the year ended September 30, 2015 and 2014 the valuation allowance increased by $418,000 and $233,000, respectively. At September 30, 2015, the Company had approximately $680,000 of federal and state gross net operating losses allocated to continuing operations available. The net operating loss carry forwards, if not utilized, will begin to expire in 2033 for federal purposes and 2031 for state purposes.

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that some of the net deferred tax assets, specifically certain net operating losses, at September 30, 2014 will not be fully realizable. In addition, subsequent to year end significant shares were issued to shareholders in connection with the conversion of notes payable and a subscription for the purchase of common stock. In connection, with these issuances the Company determined that the historical NOLs have probably been impaired due to IRS Section 382 limitations. Due to the uncertainty surrounding realization of the remaining deferred tax assets, specifically the NOLs, the Company has provided a valuation allowance of $709,000 and $291,000 against its net deferred tax assets at September 30, 2015 and 2014, respectively. We will continue to monitor the recoverability of our net deferred tax assets.

As of September 30, 2015 and 2014, the Company has a State tax liability of $0 and $0, respectively. As of September 30, 2015 and 2014, the Company recorded no estimated taxes payable for Federal and State.

The Company has filed all United States Federal and State tax returns. The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2014 through 2015 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the year ended 2014 through 2015 and currently does not have any ongoing tax examinations.

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

COMMON STOCK ISSUED FOR BONUSES

On October 20, 2014, the Company’s Board of Directors issued bonus stock grants of 30,000 shares of restricted common stock each to Kyle Tracey, Joseph Andreae, and Benjamin Beaulieu. These issuances were based on the fair market value on the date of issuance immediately vested and resulted in $24,900, $24,900, and $24,900 being charged to and general and administrative expense during the year ended September 30, 2015.

On March 12, 2015, the Company’s Board of Directors issued bonus stock grants of 30,000 shares of restricted common stock each to Kyle Tracey, Joseph Andreae, and Allan Viernes. In addition, a total of 60,000 shares were granted to three (3) employees. These issuances were based on the fair market value on the date of issuance immediately vested and resulted in $9,150, $9,150, and $195,200 being charged to cost of revenue, sales and marketing, and general and administrative expense during the year ended September 30, 2015.

COMMON STOCK ISSUED FOR SERVICES

On March 12, 2015, the Company’s Board of Directors issued a bonus stock grant of 60,277 shares of restricted common stock to an outside sales consultant for services performed. This issuance based on the fair market value on the date of issuance immediately vested resulting in $36,769 being charged to sales and marketing expense during the year ended September 30, 2015.

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

COMMON STOCK ISSUED FOR ACCOUNTS PAYABLE

On June 1, 2015, the Board issued 100,000 shares of restricted common stock at $1.00 per share for payment of accrued legal services. This $100,000 issuance was based on the fair market value of $50,000 and additional consideration of $50,000 given on the date of issuance.

COMMON STOCK ISSUED FOR ACQUISITION OF BETTERCHEM

See Note 1 for common stock issued for the acquisition of BetterChem.

WARRANTS

The table below summarizes the Company’s warrant activity during the year ended September 30, 2015:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at September 30, 2014	1,184,726	$0.114	1.6	$7,217,234
Warrants issued	-	-
Warrants exercised	-	-
Cancelled/forfeited/expired	-	-
Warrants outstanding at September 30, 2015	1,184,726	$0.021	0.6	$694,008

As a result of the anti-dilution provision of the warrants, the exercise price as of September 30, 2015 was reduced to $0.021 per share using the following weighted average variables in the Black Scholes model during the year ended September 30, 2015:

Year Ended September 30,	Stock Price at Grant Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
2015	$0.04	-%	$0.023	0.08%	351%	0.7

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

Cancellation of Option Plans

Collectively, officers, employees, and consultants of the Company decided to surrender and cancel all options outstanding.

Option activity during the year ended September 30, 2015, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at September 30, 2014	1,150,000	$2.92	8.7	$4,648,294
Options granted	995,000	$0.73	10.0
Options exercised	-	$-	-
Options cancelled/forfeited/expired	(2,145,000)	$1.91	9.0
Options outstanding at September 30, 2015	-	$-	-	$-
Options exercisable at September 30, 2015	-	$-	-	$-

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

During the year ended September 30, 2015 and 2014, $1,006,343 and $681,375 were recorded as stock-based compensation related to options, respectively. As of September 30, 2015, there is no future stock compensation expense related to options.

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

TRADEMARKS

On March 27, 2014, the Company and Stone Arch Studio, LLC entered into a Trademark Assignment Agreement whereby the Company acquired all right, title, priority and interest to the HIVE trademark U.S. Registration No. 44513069 as registered with the U.S. Patent and Trade Office (“USPTO”). This acquisition further protects the Company’s HIVE Ceramics brand vaporization line. As of September 30, 2015, the Company has capitalized $123,150 in costs paid related to the trademarks.

PATENTS

On March 27, 2014, the Company formally closed its acquisition of the patent pending HIVE Ceramics vaporization technology. The Company has already begun exploiting this technology and intends to prosecute the patent application to completion. As of September 30, 2015, the Company has capitalized had no costs of patents capitalized and recorded impairment to pending patents of $22,133 based on its expected cash flow not exceeding its carrying amount.

The Company also has been in discussions to acquire additional patented technology from third parties to further grow and develop its branded product lines in the vaporization market.

NOTE 11. SUBSEQUENT EVENTS

Common Stock Issued for Accrued Wages

On October 22, 2015, the Company’s Board of Directors issued 2,083,333 shares of restricted common stock each to Kyle Tracey at $0.024 per share for payment of $50,000 in accrued wages. On October 22, 2015, the Company’s Board of Directors issued 555,555 shares of restricted common stock each to Kyle Tracey at $0.024 per share for payment of $13,333 in accrued wages. On October 22, 2015, the Company’s Board of Directors issued 1,250,000 shares of restricted common stock each to Michael Cook at $0.024 per share for payment of $3,000 in accrued wages.

Common Stock Issued for Bonuses

On October 22, 2015, the Company’s Board of Directors issued bonus stock grants of 600,000 shares of restricted common stock each to Allan Viernes and Benjamin Beaulieu at $0.024 per share. In addition, the Company issued 300,000 shares of restricted common stock to employees at $0.024 per share. These issuances were based on the fair market value on the date of issuance immediately vested and resulted in $36,000 being charged to general and administrative expense during the three months ended December 31, 2015.

On October 22, 2015, the Company’s Board of Directors issued bonus stock grants of 1,250,000 shares of restricted common stock an outside sales consultant at $0.024 per share. The issuance was based on the fair market value on the date of issuance immediately vested and resulted in $30,000 being charged to sales and marketing expense during the three months ended December 31, 2015.

Common Stock Surrenders

On October 22, 2015, the Kyle Tracey and Joe Andreae each surrendered 130,000 shares of restricted common stock, with 60,000 shares valued at $49,800 and 200,000 shares valued at $122,000. As result, 260,000 shares of common stock were recorded as treasury stock valued at $171,800. In addition, on October 22, 2015, an employee also surrendered 30,000 shares valued at $9,150 which was recorded as treasury stock.

On December 21, 2015, the Allan Viernes and Benjamin Beaulieu each surrendered 30,000 shares of restricted common stock valued at $36,600. As result, 60,000 shares of common stock were recorded as treasury stock valued at $36,600.

Appointment of Justin Braune as Chief Executive Officer

On December 10, 2015, the Board appointed Justin Braune to serve as the Company’s Chief Executive Officer and as a director, effective immediately.

Prior to joining the Company, Mr. Braune, 33, served as the chief operating officer of Voodoo Science, LLC and Vapor Wild from 2014 to 2015. From 2013 to 2014, Mr. Braune served as the Chief of Operations for Veracity Security, a technology company located in San Diego. From 2013-2014 Mr. Braune was the Director of Sales at Lear Capital. Since 2010 he owned and operated Braune Enterprises a real estate and investment brokerage firm. Mr. Braune graduated from the United States Naval Academy with a B.S. degree in electrical engineering in and was commissioned as an officer in the U.S. Navy. After earning his master’s degree in nuclear engineering, Mr. Braune operated the nuclear reactors onboard the USS RONALD REAGAN aircraft carrier. He served in the U.S. Navy until 2009 and subsequently earned his MBA at the University of Southern California, Marshall School of Business. Our Board believes that Mr. Braune’s extensive relationships and experience in the industry of vaporization products and e-cigarettes will bring added value to the Company’s management team.

In connection with his appointment as Chief Executive Officer and a member of our Board, Mr. Braune entered into an employment agreement dated as of December 10, 2015 (the “Employment Agreement”) with the Company pursuant to which he will receive an annual salary of $150,000, subject to adjustment, and bi-monthly sales-based compensation of $1.00 USD per unit of wholesale sales of Mr. Braune’s new vaporizer pen product line and $3.00 USD per unit on retail sales. The sales-based compensation and salary is payable in cash or stock as further described in the Employment Agreement.

In addition, the Company will issue to Mr. Braune 20,000,000 shares of the Company’s common stock, to be held in escrow and released by the Company to Mr. Braune in accordance with the following vesting schedule: (i) 5,000,000 shares shall vest on June 10, 2015, (ii) 5,000,000 shares shall vest on December 10, 2016, (iii) 5,000,000 shares shall vest on June 10, 2016, and (iv) 5,000,000 shares shall vest on December 10, 2016. Mr. Braune also is eligible to participate in any stock option plan maintained by the Company and available to other employees and standard benefit programs for similarly situated employees. The Employment Agreement continues until terminated by either party upon 30 days’ prior written notice.

Resignations of Kyle Tracey and Joe Andreae; Appointment of Benjamin Beaulieu as Chairman

On December 10, 2015, the Board accepted the resignation of Kyle Tracey as Chief Executive Officer, Chairman of the Board and all other officer positions held by him with the Company. Mr. Tracey will remain in a consultant role with the Company focusing on sales and business development of HIVE Ceramics for a period of two (2) years. Mr. Tracey also retains a large block of voting control of the Company due to the above issuance of the Series B Notes issued to HIVE Ceramics, LLC an entity he co-owns. The Board also accepted the resignation of Joe Andreae as President and a director as of December 10, 2015. The President seat will remain vacant until a qualified candidate is located.

Benjamin Beaulieu was elevated from his position as a member of the Board to Chairman of the Board on December 10, 2015 to replace Mr. Tracey. Mr. Beaulieu also currently serves as the Company’s COO and will remain in that role.

Series B Preferred Stock Convertible Notes

On December 10, 2015, the Company entered into two Secured Series B Preferred Stock Convertible Notes (the “Series B Notes”) for an aggregate principal of $300,000 including 1) $50,000 from Hive Ceramics, LLC in new capital to the Company and 2) an amended and restated note for Hive Ceramics LLC in the amount of $250,000 for capital previously contributed which is soon to be due and payable.

The Series B Notes accrue interest at eight percent (8%) per annum, mature one (1) year from issuance and are secured by all of the assets and property of the Company. Upon the election of the noteholder, the Series B Notes are convertible into newly created Series B Preferred Stock on a one-for-one (1:1) basis into shares of common stock of the Company at a fixed price per share of $0.01.

Concurrently, the Company filed a Certificate of Designation with the Delaware Secretary of State on the Series B Preferred Stock which provides, in pertinent part, for the following rights and privileges:

Authorized Amount of Series B Preferred Stock: There are authorized 30,000,000 shares of Series B Preferred Stock, subject to the Certificate of Designation. There shall be no additional Series B Shares authorized or issued.

Voting Rights: Each share of Series B shall be entitled to five (5) votes for every one (1) vote entitled to each share of Common Stock.

Rank: All shares of Series B shall rank (i) senior to the Company’s Common Stock, (ii) pari passu with all other series of preferred stock whether currently outstanding or hereafter created, including the Series A Preferred Stock, and specifically ranking, by its terms, on par with Series B, and (iii) junior to any class or series of capital stock of the Company hereafter created specifically ranking, by its terms, senior to the Series B, in each case as to the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

The Board of Directors authorized the designation of the Series B Preferred Stock pursuant to the authority of the Certificate of Incorporation, which confers said authority on the Board, and the issuance of the Series B Notes pursuant to a unanimous written consent of the Board dated December 10, 2015.

Equity Investment by the Investor

On December 10, 2015, the Investor purchased $90,000 in common stock at a purchase price equal to 90% of the average of the closing prices of the common stock for the three (3) trading days immediately preceding the date that is 6 months from the date of the agreement.

Forbearance Agreement

On December 10, 2015, the Company and the Investor entered into a forbearance agreement regarding the Investor’s convertible note. The Investor alleged certain breaches by the Company of its obligations under the note. The Company denied any breaches or defaults occurred under the note. However, in an effort to avoid protracted litigation about the dispute, the parties agreed to enter into the forbearance agreement which provided that the outstanding balance of the note increased by $105,000 as provided for in the original note.

Additional Funding Under August 2015 Note

On December 15, 2015, an accredited investor provided the Company with $50,000 in additional proceeds under the same terms of their original convertible note.

Third Party Debt Conversions

See Note 5 for subsequent conversions related to third party debt.

Unwinding of BetterChem Acquisition

See Note 1 for the unwinding of BetterChem.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Vape Holdings, Inc., as amended, placed into effect on January 2, 2009, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-163290) filed with the SEC on November 23, 2009.
3.2	Amended and Restated By-laws of Vape Holdings, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-163290) filed with the SEC on November 23, 2009.
3.3	Certificate of Designation for Series A Preferred Stock, incorporated by reference to Exhibit 2.1(E) to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2014.
3.4	Certificate of Designation for Series B Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.1	Securities Purchase Agreement entered into by and between Vape Holdings, Inc. and Redwood Management, LLC dated February 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015.
10.2	Unsecured Convertible Promissory Note entered into by and between Vape Holdings, Inc. and Redwood Management, LLC dated February 10, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015.
10.3	Executive Employment Agreement by and between Vape Holdings, Inc. and Dr. Mark Scialdone, dated May 1, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015.
10.4	Form of Stock Surrender Agreement Stock, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
10.5	Form of Option Surrender Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
10.6	Share Exchange Agreement by and between Vape Holdings, Inc. and BetterChem Consulting, Inc., dated July 1, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2015.
10.7	Intellectual Property Rights Transfer Agreement by and between Vape Holdings, Inc. and BetterChem Consulting, Inc., dated July 1, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2015.
10.8	Form of Securities Purchase Agreement, dated August 5, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.9	Form of 8% Note, dated August 5, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.10	Form of Back End Note, dated August 5, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.11	Form of Collateralized Note, dated August 5, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.12	12% Note I, dated August 5, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.13	12% Note II, dated August 5, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.14	Securities Purchase Agreement, dated August 12, 2015, by and between Darling Capital LLC and the Company, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015.
10.15	8% Convertible Promissory Note, dated August 12, 2015, by and between Darling Capital LLC and the Company, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015.
10.16	Amendment, Waiver and Modification Agreement, dated August 13, 2015, by and among the Company and Redwood Management, LLC including any designees or assignees thereto, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015.
10.17	Amendment to Unsecured Convertible Promissory Note, dated August 26, 2015, by and between Vape Holdings, Inc. and Typenex Co-Investment, LLC. *
10.18	Form of Option Surrender Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2015.
10.19	Form of Stock Surrender Agreement Stock, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2015.
10.20	Secured Series B Preferred Stock Convertible Promissory Note by and between the Company and Hive Ceramics LLC, dated December 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.21	Amended and Restated Secured Series B Preferred Stock Convertible Promissory Note by and between the Company and Hive Ceramics LLC, dated December 10, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.22	Executive Employment Agreement, dated December 10, 2015, by and between the Company and Justin Braune, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.23	Consulting Agreement, dated December 10, 2015, by and between the Company and Kyle Tracey, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.24	Common Stock Purchase Agreement, dated December 10, 2015, by and between Vape Holdings, Inc. and Odyssey Research and Trading, LLC. *
10.25	Forbearance Agreement, dated December 10, 2015, by and between Vape Holdings, Inc. and Typenex Co-Investment, LLC. *

10.26	Share Exchange Unwind Agreement, dated January 12, 2015, by and among Vape Holdings, Inc., BetterChem Consulting, Inc. and Mark Scialdone. *

E-1

Exhibit No.	Description of Exhibit
14.1	Code of Ethics, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
21.1	List of Subsidiaries of Vape Holdings, Inc. *
23.1	Consent of DBBMcKennon, Independent Registered Public Accountants, as to the report relating to the consolidated financial statements of Vape Holdings, Inc. *
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 *
99.1	Audit Committee Charter, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
99.2	Compensation Committee Charter, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
99.3	Insider Trading Policy, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

*Filed herewith

**Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

E-2