Form 10-K/A
period 2015-09-30
Vape Holdings, Inc.
filed 2016-01-14
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2015 (the “10-K/A”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

Signatures	Title	Date

/s/ Justin Braune	Chief Executive Officer, Director	January 13, 2016
Justin Braune	(Principal Executive Officer)

/s/ Allan Viernes	Chief Financial Officer, Director	January 13, 2016
Allan Viernes	(Principal Financial and Accounting Officer)

/s/ Benjamin Beaulieu	Chief Operating Officer,	January 13, 2016
Benjamin Beaulieu	Chairman of Board of Directors

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Vape Holdings, Inc., as amended, placed into effect on January 2, 2009, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-163290) filed with the SEC on November 23, 2009.
3.2	Amended and Restated By-laws of Vape Holdings, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-163290) filed with the SEC on November 23, 2009.
3.3	Certificate of Designation for Series A Preferred Stock, incorporated by reference to Exhibit 2.1(E) to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2014.
3.4	Certificate of Designation for Series B Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.1	Securities Purchase Agreement entered into by and between Vape Holdings, Inc. and Redwood Management, LLC dated February 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015.
10.2	Unsecured Convertible Promissory Note entered into by and between Vape Holdings, Inc. and Redwood Management, LLC dated February 10, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015.
10.3	Executive Employment Agreement by and between Vape Holdings, Inc. and Dr. Mark Scialdone, dated May 1, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015.
10.4	Form of Stock Surrender Agreement Stock, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
10.5	Form of Option Surrender Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
10.6	Share Exchange Agreement by and between Vape Holdings, Inc. and BetterChem Consulting, Inc., dated July 1, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2015.
10.7	Intellectual Property Rights Transfer Agreement by and between Vape Holdings, Inc. and BetterChem Consulting, Inc., dated July 1, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2015.
10.8	Form of Securities Purchase Agreement, dated August 5, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.9	Form of 8% Note, dated August 5, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.10	Form of Back End Note, dated August 5, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.11	Form of Collateralized Note, dated August 5, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.12	12% Note I, dated August 5, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.13	12% Note II, dated August 5, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.14	Securities Purchase Agreement, dated August 12, 2015, by and between Darling Capital LLC and the Company, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015.

Exhibit No.	Description of Exhibit
10.15	8% Convertible Promissory Note, dated August 12, 2015, by and between Darling Capital LLC and the Company, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015.
10.16	Amendment, Waiver and Modification Agreement, dated August 13, 2015, by and among the Company and Redwood Management, LLC including any designees or assignees thereto, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015.
10.17	Amendment to Unsecured Convertible Promissory Note, dated August 26, 2015, by and between Vape Holdings, Inc. and Typenex Co-Investment, LLC. *
10.18	Form of Option Surrender Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2015.
10.19	Form of Stock Surrender Agreement Stock, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2015.
10.20	Secured Series B Preferred Stock Convertible Promissory Note by and between the Company and Hive Ceramics LLC, dated December 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.21	Amended and Restated Secured Series B Preferred Stock Convertible Promissory Note by and between the Company and Hive Ceramics LLC, dated December 10, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.22	Executive Employment Agreement, dated December 10, 2015, by and between the Company and Justin Braune, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.23	Consulting Agreement, dated December 10, 2015, by and between the Company and Kyle Tracey, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.24	Common Stock Purchase Agreement, dated December 10, 2015, by and between Vape Holdings, Inc. and Odyssey Research and Trading, LLC. *
10.25	Forbearance Agreement, dated December 10, 2015, by and between Vape Holdings, Inc. and Typenex Co-Investment, LLC. *
10.26	Share Exchange Unwind Agreement, dated January 12, 2015, by and among Vape Holdings, Inc., BetterChem Consulting, Inc. and Mark Scialdone. *

Exhibit No.	Description of Exhibit
14.1	Code of Ethics, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
21.1	List of Subsidiaries of Vape Holdings, Inc. *
23.1	Consent of DBBMcKennon, Independent Registered Public Accountants, as to the report relating to the consolidated financial statements of Vape Holdings, Inc. *
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 *
99.1	Audit Committee Charter, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
99.2	Compensation Committee Charter, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
99.3	Insider Trading Policy, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

