Form 10-Q
period 2015-12-31
Vape Holdings, Inc.
filed 2016-02-22
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of Common Stock outstanding at February 22, 2016:

Common Stock, par value $0.00001 per share	213,676,990
(Class)	(Number of Shares)

VAPE HOLDINGS INC.

FORM 10-Q

December 31, 2015

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).   It is suggested that the following consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the annual financial statements included on Form 10-K for Vape Holdings, Inc. for the fiscal year ended September 30, 2015.

VAPE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash	$47,605	$273,904
Accounts receivable	75,156	72,401
Inventory	205,254	194,937
Prepaid inventory	231,912	64,079
Other current assets	43,507	40,679
Deferred financing costs	85,495	107,908
Total current assets	688,929	753,908

Fixed assets, net of accumulated depreciation	119,638	118,327
Trademarks	123,150	123,150
Deferred financing costs, long-term	-	12,067
TOTAL ASSETS	$931,717	$1,007,452

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$202,296	$115,938
Accrued expenses	208,181	208,665
Customer deposits	-	1,275
Convertible notes payable, net of unamortized discount of $375,518 and $369,569, respectively	594,873	305,923
Related party notes payable	15,000	-
Total current liabilities	1,020,350	631,801

Long term liabilities:
Related party convertible notes payable	300,000	-
Convertible notes payable, long-term, net of unamortized discount of $19,159 and $507,360, respectively	26,541	458,404
Related party notes payable, long-term	-	265,000
Other liabilities, long-term	-	12,235
Warrant liability	4,123	25,025
Total liabilities	1,351,014	1,392,465

Commitments and contingencies

Stockholders' deficit:
Series A Preferred stock, $0.00001 par value - 100,000,000 authorized; 500,000 outstanding at December 31, 2015 and September 30, 2015	-	-
Series B Preferred stock, $0.00001 par value - 30,000,000 authorized; none outstanding at December 31, 2015 and September 30, 2015	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000 shares; 183,026,935 issued at December 31, 2015, 182,336,310 outstanding at December 31, 2015, and 19,896,521 issued at September 30, 2015, 19,455,896 outstanding at September 30, 2015	1,823	192
Common stock to be issued	90,000	-
Additional paid-in capital	27,766,743	26,660,868
Prepaid stock-based compensation	(100,000)	-
Treasury stock, 1,025,625 and 690,625 shares at December 31, 2015 and September 30, 2015, respectively	(440,101)	(435,031)
Accumulated deficit	(27,737,762)	(26,611,042)
Total stockholders' deficit	(419,297)	(385,013)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$931,717	$1,007,452

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2015	2014
Revenue	$246,828	$386,643

Cost of revenue	205,409	149,886

Gross profit	41,419	236,757

Operating expenses:
Sales and marketing [A]	133,820	69,280
Research and development	35,599	51,853
General and administrative [B]	304,032	974,707
Total operating expenses	473,451	1,095,840

Operating loss	(432,032)	(859,083)

Other income (expense):
Interest expense	(710,552)	(77,990)
Interest expense - related party	(4,238)	(145,563)
Change in warrant liability	20,902	1,409,825
Gain on settlement	-	257,930
Total other income (expense), net	(693,888)	1,444,202

Income (loss) before provision for income taxes	(1,125,920)	585,119

Provision for income taxes	800	2,209

Net income (loss)	$(1,126,720)	$582,910

Net loss available to common shareholders:
Income (loss) per common share - basic	$(0.01)	$0.06
Income (loss) per common share - diluted	$(0.01)	$0.05

Weighted average shares - basic	84,039,785	10,692,552
Weighted average shares - diluted	84,039,785	12,803,063

[A] Stock-based compensation was $32,343 and $0 for the three months ended December 31, 2015 and 2014, respectively.

[B] Stock-based compensation was $34,800 and $612,549 for the three months ended December 31 2015 and 2014, respectively.

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended December 31, 2015
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock to be	Common Stock		Additional Paid-in	Accumulated	Prepaid Stock-based	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Issued	Shares	Amount	Capital	Deficit	Compensation	Stock	Deficit
Balance at September 30, 2015	500,000	$-	-	$-	$-	19,205,896	$192	$26,660,868	$(26,611,042)	$-	$(435,031)	$(385,013)
Conversion of notes payable and accrued interest	-	-	-	-	-	136,633,909	1,366	803,087	-	-	-	804,453
Conversion of unpaid wages	-	-	-	-	-	3,888,888	39	93,295	-	-	-	93,334
Common stock issued for services	-	-	-	-	-	1,442,617	14	31,675	-	-	-	31,689
Common stock issued for bonuses	-	-	-	-	-	1,500,000	15	35,985	-	-	-	36,000
Discount on convertible note payable	-	-	-	-	-	-	-	36,960	-	-	-	36,960
Surrender of common stock	-	-	-	-	-	(335,000)	(3)	5,073	-	-	(5,070)	-
Common stock to be issued	-	-	-	-	90,000	-	-	-	-	-	-	90,000
Common stock issued to CEO	-	-	-	-	-	20,000,000	200	99,800	-	(100,000)	-	-
Net income	-	-	-	-	-	-	-	-	(1,126,720)	-	-	(1,126,720)
Balance at December 31, 2015	500,000	$-	-	$-	$90,000	182,336,310	$1,823	$27,766,744	$(27,737,762)	$(100,000)	$(440,101)	$(419,297)

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,126,720)	$582,910
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	38,614	13,495
Accretion of debt discounts	697,285	204,017
Fair value in excess of stock issued for conversion of notes payable and accrued interest	119	12,498
Fair value in excess of stock issued for conversion of related party notes payable and accrued interest	-	9,630
Gain on change in warrant liability	(20,902)	(1,409,825)
Gain on settlement	-	(257,930)
Common stock issued for services	31,689	-
Stock-based compensation	36,000	612,549
Changes in operating assets and liabilities:
Accounts receivable	(2,755)	(9,096)
Inventory	(178,150)	(77,734)
Other assets	(2,828)	(36,116)
Accounts payable	86,358	80,158
Accrued expenses	68,916	40,763
Net cash used in operating activities	(372,374)	(234,681)

Cash flows from investing activities:
Capital expenditures	(39,925)	(19,385)
Purchase of trademarks and pending patents	-	(5,025)
Net proceeds from settlement	-	62,930
Net cash provided by (used in) investing activities	(39,925)	38,520

Cash flows from financing activities:
Net proceeds from common stock to be issued	90,000	-
Net proceeds from issuance of convertible notes payable	46,000	475,000
Net proceeds from issuances of related party convertible notes payable	50,000	-
Repayments on related party convertible notes payable	-	(52,828)
Net cash provided by financing activities	186,000	422,172

Net change in cash	(226,299)	226,011
Cash, beginning of period	273,904	48,370
Cash, end of period	$47,605	$274,381

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$1,588
Taxes	$800	$2,209

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest	$804,453	$220,262
Conversion of related party notes payable and accrued interest	$-	$341,747
Original issue discount recorded with convertible note payable	$-	$50,000
Beneficial conversion feature recorded with convertible notes payable	$36,960	$168,000

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

HIVE CERAMICS

HIVE Ceramics (“HIVE”) is the premier brand under the VAPE umbrella. HIVE manufactures and distributes a proprietarily blended ceramic vaporization element for torched, electronic and portable vaporizers with countless design and product crossover capabilities in existing and emerging markets. HIVE is dedicated to bringing the healthiest and cleanest vaporization experience possible to the market. The HIVE product line currently consists of over 15 distinct ceramic elements, including the 2 piece domeless, domeless direct inject, and HIVE’s signature domeless elements covering 10mm, 14mm and 18mm applications as well as regular elements, the HIVE Flower Cup, the HIVE Carb Cap, HIVE Stinger Dabber, the 14mm HIVE x Quave - Club Banger, the HIVE x Brothership Honey Bucket and the HIVE x D-Nail 16mm and 20mm attachments.

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

REVIVAL PRODUCTS

On December 28, 2015, the Company created a new wholly-owned subsidiary, Revival Products, LLC (“Revival”), which is in the business of portable vaporization devices. Revival will sell disposable cartridges that complement HIVE Ceramic’s product lines utilizing its sales and distribution channels and via its own designated e-commerce site at www.revivalvapes.com. Revival launched three signature products, The Calloway, The Cleo, and The Charleston in January 2016.

BETTERCHEM

On July 1, 2015, the Company entered into a Share Exchange Agreement with BetterChem Consulting, Inc. (“BetterChem”), a Pennsylvania corporation, and its sole shareholder and the Company’s current Chief Science Officer Dr. Mark Scialdone (“Dr. Scialdone”), whereby the Company acquired a controlling 80% interest in BetterChem from Dr. Scialdone in exchange for up to 400,000 shares of the Company’s restricted common stock. In consideration for the issuance of the shares to Dr. Scialdone, the Company acquired 80 shares of the common stock of BetterChem which represents 80% of the issued and outstanding shares of BetterChem. Dr. Scialdone retained a 20% interest in BetterChem. The Share Exchange Agreement transaction closed concurrently with its execution on July 1, 2015 and was approved by Unanimous Written Consent of the Board of Directors (the “Board”) of the Company on the same date. At closing, the Company issued 250,000 shares of its common stock valued at $67,500 to BetterChem. BetterChem had no identifiable assets and liabilities upon closing, and no significant revenues.

On January 12, 2016, the Company unwound the transaction and curtailed the subsidiary’s operations in order to reduce overhead costs and focus on HIVE Ceramics. An impairment of the acquisition of BetterChem will be recorded on January 12, 2016 totaling approximately $65,000.

VAPE is organized and directed to operate strictly in accordance with all applicable state and federal laws.

GOING CONCERN

VAPE’s consolidated financial statements reflect a net loss of $1,126,720 during the three months ended December 31, 2015. As of December 31, 2015, we had cash of $47,605 and a working capital deficit of $331,421. VAPE has suffered an accumulated deficit of $27,737,762 and during the three months ended December 31, 2015, the Company took steps to curtail its Offset, HIVE Glass and HIVE Supply business lines to focus more on consumer vaporization products including the launch of “Revival” discussed above. The Company also curtailed its ‘THE HIVE’ retail store in order to reduce overhead costs and focus on HIVE Ceramics. Moreover, the Company curtailed its exploration into providing real estate, management and consulting solutions to the legal cannabis industry in states where such cannabis cultivation and extraction is legal. The Company was never able to execute on any of these plans and ultimately determined that the Company’s capital reserves for such projects as well as the risks inherent in each project due to the current regulatory environment surrounding the cannabis industry made this line of business too difficult to pursue. All of which have resulted in losses and opportunity costs. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding. VAPE’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern. See Note 10 for subsequent events regarding financing activities.

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

CONSOLIDATION

The consolidated financial statements include the assets, liabilities, and operating results of the Company and its wholly-owned subsidiaries, Revival and Nouveau after elimination of all material inter-company accounts and transactions.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued liabilities, and notes payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$47,605	$-	$-	$47,605
Total assets measured at fair value	$47,605	$-	$-	$47,605

Liabilities
Derivative instruments	$-	$4,123	$-	$4,123
Total liabilities measured at fair value	$-	$4,123	$-	$4,123

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2015:

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

Customers

Two (2) customers accounted for 80% of our accounts receivable as of December 31, 2015. One (1) customer accounted for 37% of our accounts receivable as of September 30, 2015. The loss of these customers would have a significant impact on the Company’s financial results.

Suppliers

Two (2) suppliers accounted for 97% of our purchases during the three months ended December 31, 2015. One (1) supplier accounted for 100% of our purchases during the three months ended December 31, 2014. The loss of these suppliers would have a significant impact on the Company’s financial results.

REVENUE RECOGNITION

The Company recognizes revenues from product sales when (a) persuasive evidence that an agreement exists; (b) the products have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenue is generally recorded when sales orders are shipped.

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

FIXED ASSETS

Fixed assets are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated life of tooling related to our ceramic products is two (2) years. The estimated life of our leasehold improvements is the lesser of the term of the related lease and useful life of the asset.

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

Long-lived assets, such as fixed assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. During the three months ended December 31, 2015 and 2014, the Company did not record any impairment of its trademarks and pending patents as its expected future cash flows are in excess of their carrying amounts.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and that have alternative future uses, both in research and development, marketing or sales, will be classified as fixed assets and depreciated over their estimated useful lives. To date, research and development costs include the research and development expenses related to prototypes of the Company’s products. During the three months ended December 31, 2015 and 2014, research and development costs were $35,599 and $51,853, respectively.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated, based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period. In the event of losses, such common share equivalents are excluded as their effects are antidilutive.

The following is a summary of outstanding securities that would have been included in the calculation of diluted shares outstanding since the exercise prices did not exceed the average market value of the Company’s common stock if the Company generated net income for the three months ended December, 2015:

For the Three Months Ended
December 31,
2015
Series A Preferred stock	500,000
Common stock options	-
Common stock warrants	1,184,727
Convertible notes	535,890,076
537,574,803

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the three months ended December 31, 2014:

For the Three Months Ended December 31, 2014
Weighted average common shares outstanding used in calculating basic earnings per share	10,692,552
Effect of Series A preferred stock	500,000
Effect of convertible notes payable	1,465,565
Effect of options and warrants	144,946
Weighted average common and common equivalent shares used in calculating diluted earnings per share	12,803,063

Net income as reported	$582,910
Add - Interest on convertible notes payable	88,865
Net income available to common stockholders	$671,775

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

The following weighted average variables were used in the Black Scholes model for all option issuances valued during the three months ended December 31, 2015 and 2014:

Three Months Ended December,	Stock Price at Grant Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
2015	n/a	n/a	n/a	n/a	n/a	n/a
2014	$0.73	n/a	$0.73	2.2%	380%	10.0

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, codified into ASC 505-50.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Prepaid stock-based compensation is recorded when shares are issued based on the value on the grant date, but vest over the contractual period at which time the prorated expense will be recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued Accounting Standard Update ("ASU") 2015-03 Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company will adopt the policy during the quarter ending March 31, 2016.

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

NOTE 3.   FIXED ASSETS

The following is a summary of fixed assets as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Molds and Tooling	$215,940	$176,015
Leasehold improvements	-	29,795
Accumulated depreciation	(96,302)	(87,483)
	$119,638	$118,327

During the three months ended December 31, 2015 and 2014, depreciation expense included in cost of revenue were $38,614 and $13,495, respectively.

NOTE 4.   ACCRUED EXPENSES

The following is a summary of accrued expenses as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Accrued interest	$82,143	$46,337
Accrued interest - related party	28,776	24,538
Accrued wages and taxes	79,462	112,322
Other	17,800	25,468
	$208,181	$208,665

As of December 31, 2015, $25,000 for Kyle Tracey, $16,667 for Joe Andreae, $10,000 for Mike Cook, $5,000 for Allan Viernes, and $5,000 for Benjamin Beaulieu are recorded in accrued wages.

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

On March 12, 2015, the Company offered to pay accrued interest and modify the terms of the six (6) Holders’ outstanding 6% Notes, decreasing the conversion floor from $1.00 to $0.50 in order to encourage the noteholders to convert their promissory notes. The Company recorded a loss on debt extinguishment of $23,443 as a result of the fair value in excess of the modified conversion floor. In March 2015, the Company paid all accrued interest on the 6% notes of $17,200. Five (5) of the six (6) holders converted in full a total of $80,000 of 6% Notes into 160,000 shares of common stock. The remaining note holder partially converted $20,000 of 6% Notes into 40,000 of common shares and extended the terms on the remaining $30,000 for six (6) months. In December 2015, the Company further modified the terms for the last remaining holder of the 6% Notes, removing the conversion floor and conversion terms in order to encourage the holder to convert. On December 14, 2015, the note holder converted $30,000 in principal and $1,351 of accrued interest into 13,063,013 shares of common stock. As of December 31, 2015, none of the 6% Notes remain outstanding.

Securities Purchase Agreement

On December 3, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell, and the Investor agreed to purchase, an unsecured convertible promissory note (the “Note”) in the principal amount of $560,000 less an original issue discount (“OID”) of $50,000 and transaction expenses of $10,000 for a total purchase price of $500,000. The Company also paid a finder’s fee in the amount of $25,000 in connection with this transaction, which was recorded as a discount to the note as it was paid from the proceeds. The closing under the Securities Purchase Agreement occurred on December 3, 2014. The Company received $475,000 net proceeds after transactions costs. We amortized $12,162 and $2,778 of the discount to interest expense during the three months ended December 31, 2015 and 2014, respectively. In addition, the Company recorded $45,940 in deferred financing costs and amortized $7,657 and $2,552 to interest expense during the three months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company had unamortized costs of $12,761 in current deferred financing costs. The deferred financing costs are amortized through the maturity date.

The Note bears interest at the rate of 10% per annum and is convertible into common stock of the Company at a conversion price per share of 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable Conversion (subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock at a lower purchase price (subject to certain exceptions))(the “Conversion Price”). In no event will the Conversion Price be less than $0.50 per share. Repayment of principal on the Note, together with accrued interest thereon, is due in twelve monthly installments, commencing six months from issuance. The Company may make such payments in cash (in which event the Company will pay a 25% premium) or, subject to certain conditions, in shares of common stock valued at the lower of the Conversion Price or 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable payment date (the “Amortization Conversion Rate”). The Maturity Date of the Note is seventeen months from the date of issuance. We recorded a discount totaling $168,000 related to the beneficial conversion feature embedded in the note upon issuance. On August 26, 2015, the Company and Investor entered into an Amendment whereby the conversion rate of the note was amended to 55% of the lowest price of the prior fifteen (15) trading days and conversion floor removed which amendment was triggered by the dilutive issuances of the August 2015 convertible note financing thereby entitling Investor to the lowest conversion rate granted during the year ended September 30, 2015 per the terms of the Securities Purchase Agreement. As a result, we expensed the unamortized discount of $168,000 to interest expense, recorded a loss on debt extinguishment of $158,916, and recorded a new discount of $242,916. We amortized $116,332 of the discount to interest expense during the three months ended December 31, 2015. On December 10, 2015, the Company and the Investor entered into a forbearance agreement regarding the Investor’s convertible note and added $105,000 to the principal.

Between October 2015 and December 2015, the Company issued the following conversions for payment towards Investor:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
October 8, 2015	$21,000	$-	$21,000	$0.012	1,818,182
October 16, 2015	18,900	-	18,900	$0.012	1,636,364
October 22, 2015	25,800	-	25,800	$0.011	2,333,786
October 29, 2015	22,460	-	22,460	$0.011	2,031,660
November 11, 2015	33,500	-	33,500	$0.007	4,649,549
November 18, 2015	24,000	-	24,000	$0.006	4,195,804
November 30, 2015	30,000	-	30,000	$0.005	5,741,627
December 11, 2015	22,000	-	22,000	$0.002	9,090,909
December 28, 2015	22,500	-	22,500	$0.002	9,297,521
	$220,160	$-	$220,160		40,795,402

Subsequent to year end, the Investor also enacted the following conversions:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
January 7, 2016	20,000	-	20,000	$0.002	10,101,010
January 20, 2016	12,500	-	12,500	$0.001	10,330,579
February 2, 2016	13,200		13,200	$0.001	10,909,091
	$45,700	$-	$45,700		31,340,680

As a result, as of December 31, 2015, $120,684 and $26,541, net of total unamortized discounts of $87,121 and $19,159 are classified as current and long-term on the accompanying consolidated balance sheet. As of September 31, 2015, there is $18,541 in accrued interest expense related to this note and the Company recorded $8,596 in interest expense related to this note during the three months ended December 31, 2015.

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

The following is summary of conversions by the $2M Note holder (including its assignees) during the three months ended December 31, 2015:

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

As a result, as of December 31, 2015, $25,445, net of total unamortized discounts of $29,541 are classified as current on the accompanying consolidated balance sheet. During the three months ended December 31, 2015, the Company amortized $28,121 of the original issue discount to interest expense during the three months ended December 31, 2015 of which an unamortized discount of $3,079 remains as of December 31, 2015. In addition, we recorded a discount totaling $108,641 related to the beneficial conversion feature embedded in the note upon issuance. As of December 31, 2015, there is $42,867 in accrued interest expense related to this note, respectively, and the Company recorded $4,781 in interest expense related to this note during the three months ended December 31, 2015.

Convertible Note Financing

On August 5, 2015, the Company entered into a series of convertible note financings with several accredited investors totaling an aggregate of $541,000 in aggregate proceeds raised less certain fees and costs as set forth in the financing documents known as the “August 2015 Notes”. The financing was disclosed on the Company’s Current Report on Form 8-K filed on August 11, 2015 and is incorporated herein by reference. The Company recorded an original issue discount of $12,500 along with these notes and amortized $1,563 of the discount to interest expense during the three months ended December 31, 2015. The Company also recorded a beneficial conversion feature of $253,617 towards the notes and amortized $73,025 of the discount to interest expense during the three months ended December 31, 2015. As of December 31, 2015, there is $17,444 of accrued interest related to these notes and the Company recorded $9,057 in interest expense related to the notes during the three months ended December 31, 2015.

On August 12, 2015, the Company entered into an additional convertible note financing transaction with an accredited investor in the principal amount of $105,000 less fees and costs. The closing under the financing occurred concurrently with the execution of the financing documents on August 12, 2015. The convertible note bears interest at the rate of 8% per annum and is convertible into common stock of the Company at any time after 180 days from issuance of the note at a conversion price per share equal to 58% of the average of the lowest trading price of the common stock in the thirteen (13) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible note in the first 180 days from closing subject to a prepayment penalty of 150% of principal plus interest. The maturity date of the convertible note is June 12, 2016 subject to the noteholder’s right to extend maturity an additional nine (9) month period. The Company recorded an original issue discount of $5,000 along with these notes and amortized $1,500 of the discount to interest expense during the three months ended December 31, 2015. The Company also recorded a beneficial conversion feature of $60,900 towards the notes and amortized $18,270 of the discount to interest expense during the three months ended December 31, 2015. As of December 31, 2015, there is $3,290 of accrued interest related to this note and the Company recorded $2,147 in interest expense related to the notes during the three months ended December 31, 2015.

The foregoing descriptions of the August 12, 2015 note financing and related documentation do not purport to be complete and are qualified in their entirety by reference to the full text of the documents, which are filed as exhibits to this Quarterly Report on Form 10-K and are incorporated herein by reference.

See Note 10 regarding subsequent events for an update on status of the August 2015 Convertible Note Financing.

As of December 31, 2015 all notes, issuance costs, and discounts, except amounts subsequently converted are recorded as current due to the issues described in Note 10 related to note conversions.

Additional Funding Under August 2015 Note

On December 15, 2015, an accredited investor provided the Company with $50,000 in additional proceeds under the same terms of their original convertible note with a term of two years. A one-time interest charge of $11,600 was added to the principal of the note. The Company also recorded a beneficial conversion feature of $36,960 towards the note and amortized $1,540 of the discount to interest expense during the three months ended December 31, 2015. As of December 31, 2015, an unamortized discount of $35,420 remains and is expected to be amortized over the life of the note. The Company also recorded $4,000 of issuance costs as deferred financing costs and amortized $167 of the costs to interest expense during the three months ended December 31, 2015. As of December 31, 2015, deferred financing costs of $3,833 remain and is expected to be amortized over the life of the note. However, as a result of the issues described in Note 10 related to note conversions, the note, issuance costs, and accompanying discount have been recorded as current liabilities.

NOTE 6.   RELATED PARTY DEBT

Related Party Note

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013. This payable was converted into a note payable on December 7, 2013. The note payable bears interest of 6% per annum with a maturity date of December 1, 2016. As of December 31, 2015, there is $1,875 in accrued interest expense related to this note and the Company recorded $230 in interest expense related to this note during the three months ended December 31, 2015.

Related Party Convertible Notes Payable

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

As of December 31, 2015, $300,000 of the Series B Notes along with $26,902 of accrued interest are outstanding. The Board of Directors authorized the designation of the Series B Preferred Stock pursuant to the authority of the Certificate of Incorporation, which confers said authority on the Board, and the issuance of the Series B Notes pursuant to a unanimous written consent of the Board dated December 10, 2015. The value ascribed to the Series B Notes were based on the fixed conversion price of the instruments into common stock and such no beneficial conversion feature was recorded.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

Office Lease

As of December 31, 2015, the Company leases a 2,500 square foot office in Agoura Hills, California for approximately $2,500 per month which expires in December 2017.

Warrant Liability

The Company recorded the estimated settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices discussed above. As of December 31, 2015, the estimated settlement liability is $4,123 based on the fair market value of 1,184,727 remaining warrants and therefore the Company recorded a gain on the change in warrant liability of $20,902 and $1,409,825 during the three months ended December 31, 2015 and 2014, respectively.

Settlement of Company Legal Claims

On December 15, 2014, the Company recorded a gain on settlement of $257,930 for a confidential settlement by and between the Company and certain shareholders and related parties as settlement for certain potential legal claims held by the Company. As a result of the settlement, the Company received net proceeds of $62,930 and vendor credits of $200,000 during the three months ended December 31, 2014. A total of $325,000 in vendor credits has been received in connection with the settlement and no further credits will be given. In January 2015, the Company received 440,625 shares from the settlement that was assigned to officers of the Company. The officers decided it was in the best interest of the Company to return these shares to the Company to be used for future strategic issuances. Accordingly, the 440,625 shares valued at $367,531 were recorded as treasury stock as of December 31, 2015, and the Company recorded a gain on settlement of $0 and $257,930 during the three months ended December 31, 2015 and 2014, respectively.

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

In addition, the Company will issue to Mr. Braune 20,000,000 shares of the Company’s common stock, to be held in escrow and released by the Company to Mr. Braune in accordance with the following vesting schedule: (i) 5,000,000 shares shall vest on June 10, 2015, (ii) 5,000,000 shares shall vest on December 10, 2016, (iii) 5,000,000 shares shall vest on June 10, 2016, and (iv) 5,000,000 shares shall vest on December 10, 2016. Mr. Braune also is eligible to participate in any stock option plan maintained by the Company and available to other employees and standard benefit programs for similarly situated employees. The Employment Agreement continues until terminated by either party upon 30 days’ prior written notice. The grant date fair value was $100,000, which will be charged to operations evenly over the vesting period. The shares are considered issued and outstanding.

Chief Science Officer

On May 1, 2015, the Company appointed Dr. Mark A. Scialdone to the newly-created executive officer position of Chief Science Officer (“CSO”).

Dr. Scialdone’s Executive Employment Agreement was for a period of two (2) years. Dr. Scialdone shall receive an annual salary of $102,000 and could have been eligible for any benefits made generally available by the Company. In connection with the unwind of BetterChem, Dr. Scialdone resigned from his position as CSO and waived all terms of severance under his agreement in exchange for remaining on the Company’s health insurance policy for six (6) months.

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

On December 10, 2015, the Company approved the filing of a Preferred Stock Designation for up to 30,000,000 shares of Series B Preferred Stock. No Series B Preferred Stock are issued or outstanding. See discussion of designation of Series B Preferred Stock in Note 6.

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

COMMON STOCK ISSUED FOR SERVICES

On November 25, 2015, the Company’s Board of Directors issued stock grants of 49,760 shares of restricted common stock a business development consultant at $0.011 per share. These issuances were based on the fair market value on the date of issuance immediately vested and resulted in $547 being charged to general and administrative expense during the three months ended December 31, 2015.

On December 23, 2015, the Company’s Board of Directors issued stock grants of 142,857 shares of restricted common stock a business development consultant at $0.008 per share. These issuances were based on the fair market value on the date of issuance immediately vested and resulted in $1,143 being charged to general and administrative expense during the three months ended December 31, 2015.

COMMON STOCK SURRENDERS

On October 22, 2015, Joe Andreae surrendered 130,000 shares of restricted common stock valued at $3,120 and were recorded as treasury stock. In addition, on October 22, 2015, an employee also surrendered 30,000 shares valued at $360, which was recorded as treasury stock.

On December 20, 2015, Kyle Tracey surrendered 130,000 shares of restricted common stock valued at $1,170 and were recorded as treasury stock.

On December 21, 2015, the Allan Viernes and Benjamin Beaulieu each surrendered 30,000 shares of restricted common stock valued at $420, which was recorded as treasury stock.

EQUITY INVESTMENT BY THE INVESTOR

On December 10, 2015, the Investor purchased $90,000 in common stock at a purchase price equal to 90% of the average of the closing prices of the common stock for the three (3) trading days immediately preceding the date that is 6 months from the date of the agreement. As of December 31, 2015, proceeds of $90,000 have been recorded as common stock to be issued.

WARRANTS

The table below summarizes the Company’s warrant activity during the three month period ended December 31, 2015:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at September 30, 2015	1,184,726	$0.114	0.9	$739,812
Warrants issued	-	-
Warrants exercised	-	-
Cancelled/forfeited/expired	-	-
Warrants outstanding at December 31, 2015	1,184,726	$0.003	0.4	$18,387

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

TRADEMARKS

On March 27, 2014, the Company and Stone Arch Studio, LLC entered into a Trademark Assignment Agreement whereby the Company acquired all right, title, priority and interest to the HIVE trademark U.S. Registration No. 44513069 as registered with the U.S. Patent and Trade Office (“USPTO”). This acquisition further protects the Company’s HIVE Ceramics brand vaporization line. In addition, the Company has filed for trademark protection with the USPTO on several additional trademarks and tradenames to be utilized by the Company in the future as the marks register. As of December 31, 2015, the Company has capitalized $123,150 in costs related to the trademarks.

PATENTS

On March 27, 2014, the Company formally closed its acquisition of the patent pending HIVE Ceramics vaporization technology. The Company has already begun exploiting this technology and intends to prosecute the patent application to completion. As of December 31, 2015, the Company has no patent costs capitalized.

The Company is engaged in developing proprietary rights of the type that may be awarded patents for enhancements to its core HIVE product line as well as proprietary rights in related product lines. The Company also expects that from time to time it is in discussions to acquire additional patented technology from third parties to further grow and develop branded product lines in the vaporization market. See Note 1 regarding BetterChem unwind and rights to related patents.

NOTE 10.   SUBSEQUENT EVENTS

Third Party Debt Conversions

See Note 5 for subsequent conversions related to third party debt.

In connection with the Third Party Debt Conversions, each of the Company’s convertible noteholders is entitled to a “share reserve” per their agreements with the Company which entitle them to reserve a certain allotment of common stock out of the authorized but unissued common stock of the Company for future conversions of their notes. The Company is further obligated under the agreements to increase the Company’s authorized share count to accommodate for a sufficient amount of share reserves. Due to the declining market price of the Company’s common stock, the noteholders have reserve claims in excess of the common stock authorized at this time. The Company has determined at this time not to increase the authorized share count and is instead in discussions with its convertible noteholders about a consolidation, restructuring and/or buy-out of their notes to resolve these issues. The position taken by the Company may be considered a technical violation of their agreements with the noteholders but none of the noteholders have called a default under the terms of the notes at this time. The Company’s ability to issue common stock other than those presently allocated to noteholders is restricted during this time.

Common Stock Issued for Wages

In February 2016, Justin Braune elected to take $11,250 of wages as common stock. The shares will formally be issued once the debt conversions and capital structure restrictions have been resolved.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide information about VAPE’s financial condition and results of operations for the three months ended December 31, 2015 and 2014. This information should be read in conjunction with VAPE’s audited consolidated financial statements for the year ended September 30, 2015 and 2014. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes, or business conditions will not differ materially from those projected or suggested in such forward-looking statements.

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

HIVE Ceramics (“HIVE”) is the premier brand under the VAPE umbrella. HIVE manufactures and distributes a proprietarily blended ceramic vaporization element for torched, electronic and portable vaporizers with countless design and product crossover capabilities in existing and emerging markets. HIVE is dedicated to bringing the healthiest and cleanest vaporization experience possible to the market. The HIVE product line currently consists of over 15 distinct ceramic elements, including the 2 piece domeless, domeless direct inject, and HIVE’s signature domeless elements covering 10mm, 14mm and 18mm applications as well as regular elements, the HIVE Flower Cup, the HIVE Carb Cap, HIVE Stinger Dabber, the 14mm HIVE x Quave - Club Banger, the HIVE x Brothership Honey Bucket and the HIVE x D-Nail 16mm and 20mm attachments.

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

REVIVAL PRODUCTS

On December 28, 2015, the Company created a new wholly-owned subsidiary, Revival Products, LLC (“Revival”), which is in the business of portable vaporization devices. Revival will sell disposable cartridges that complement HIVE Ceramic’s product lines utilizing its sales and distribution channels and via its own designated e-commerce site at www.revivalvapes.com. Revival launched three signature products, The Calloway, The Cleo, and The Charleston in January 2016.

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

INVENTORY

Inventory is valued at the lower of cost or market, using the first-in, first-out (FIFO) method. The Company provides for an allowance for slow moving inventories based on current demand and competition.

Results of Operations

The results of operations information below provides details on net loss and general and administrative expenses. General and administrative expenses provide details on continuing operations and include items such as management compensation, SEC compliance, insurance, office and other general expenses.

For the Three Months Ended December 31, 2015 and 2014

Net Income (Loss). For the three months ended December 31, 2015 and 2014, net income (loss) was ($1,126,720) and $582,910, respectively.

Revenue. For the three months ended December 31, 2015 and 2014, revenue was $246,828 and $386,643, respectively. Revenue was greater in 2014 due to the new trending products of HIVE Ceramics. During the three months ended December 31, 2015, the Company was waiting of arrival and release of its new premier product, the Honey Bucket, which released subsequently.

Cost of Revenue. For the three months ended December 31, 2015 and 2014, cost of revenue was $205,409 and $149,886, respectively. In 2015, cost of revenue included approximately $91,000 of ceramic products costs, $10,000 of supply products costs, $39,000 of depreciation, $24,000 of freight, and $20,000 of occupancy and warehouse costs, and $5,000 of royalties. In 2014, cost of revenue includes approximately $69,000 of products costs, $13,000 of depreciation, $2,000 of product insurance, $12,000 warehouse costs, $8,000 of royalties, $18,000 of freight, $4,000 of packaging and labeling, and $22,000 of quality assurance.

Gross Profit. For the three months ended December 31, 2015 and 2014, gross profit was $41,419 or 17% and $236,757 or 61%, respectively. Gross profit decreased due to higher failure rates than expected of ceramics and a 36% decrease in revenue.

Sales and Marketing. For the three months ended December 31, 2015 and 2014, sales and marketing expenses were $133,820 and $69,280, respectively. In 2015, sales and marketing expenses included approximately $3,000 of general advertising, $7,000 of outside sales expense, $50,000 of payroll expenses, $35,000 of stock-based compensation, and $7,000 of trade show expenses. In 2014, sales and marketing expenses included approximately $6,000 of trade show expenses, $8,000 of promotional items, $11,000 of outside sales expense, $16,000 of inside sales expense, and $15,000 of E-commerce costs.

Research and Development. For the three months ended December 31, 2015 and 2014, research and development expenses were $35,599 and $51,853, respectively. In 2015, research and development expenses included approximately $1,000 for product design prototypes, $20,000 of payroll expenses, and $8,000 of travel expenses. In 2014, it consisted of approximately $52,000 of product design prototypes and research equipment.

General and Administrative. For the three months ended December 31, 2015 and 2014, general and administrative expenses were $304,032 and $974,707, respectively. In 2015, general and administrative expenses included approximately $12,000 of insurance expense, $14,000 of office expense, $110,000 of payroll expenses, $13,000 of accounting fees, $63,000 of legal fees, $33,000 of stock-based compensation, and $12,000 of travel expense. In 2014, general and administrative expenses included approximately $11,000 of investor relations and filing fees, $116,000 of payroll and taxes, $25,000 of accounting fees, $5,000 of legal fees, $34,000 of office expense, $25,000 of bank and credit card processing fees, $13,000 of travel expenses, $75,000 in common stock bonuses, and $467,000 and $71,000 in stock options expense to employees and non-employees, respectively.

Interest Expense. For the three months ended December 31, 2015 and 2014, interest expense was $710,552 and $77,990 respectively. In 2015, interest expense included approximately $519,000 of accretion of debt discounts, $38,000 of amortization of deferred financing costs, and $153,000 of interest expense. In 2014, interest expense on related party notes payable was $219,714. In 2014, interest expense included approximately $34,000 of accretion of debt discounts, $3,000 of amortization of deferred financing costs, and $39,000 of interest expense.

Interest Expense - related party. For the three months ended December 31, 2015 and 2014, related party interest expense was $4,238 and $145,563, respectively. In 2015, interest expense was approximately $4,000 on related party notes payable. In 2014, related party interest expense included approximately $2,000 of accretion of related party debt discounts, and $143,000 of related party interest expense.

Change in Warrant Liability. For the three months ended December 31, 2015 and 2014, the gain on change in warrant liability was $20,902 and 1,409,825, respectively due to the fluctuation in the stock price.

Gain on Settlement. For the three months ended December 31, 2015 and 2014, the gain on settlement was $0 and $257,930, respectively due to a confidential settlement by and between the Company and certain shareholders. On December 15, 2014, the Company recorded a gain on settlement of $257,930 for a confidential settlement by and between the Company and certain shareholders and related parties as settlement for certain potential legal claims held by the Company.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $47,605 and a working capital deficit of $331,421 as compared to cash of $273,904 and a working capital deficit of $122,107 as of September 30, 2015. We believe our current liquidity and securities purchase commitments will be sufficient to continue operating as a going concern through December 2016.

We had total liabilities of $1,351,014 as of December 31, 2015, including current liabilities of $202,296 of accounts payable, $208,181 of accrued expenses, $594,873 of convertible notes payable, and $15,000 of related party notes payable, and long-term liabilities of $300,000 related party related convertible notes payable, $26,541 of convertible notes payable, and $4,123 of warrant liability. We had total liabilities of $1,392,465 as of September 30, 2015, including current liabilities of $115,938 of accounts payable, $208,665 of accrued expenses, customer deposits of $1,275, and $305,923 of convertible notes payable, and long-term liabilities of $458,404 of convertible notes payable, $265,000 of related party notes payable, $12,235 of other liabilities, and $25,025 of warrant liability.

We had a total stockholders’ deficit of $419,297 and an accumulated deficit of $27,737,762 as of December 31, 2015.

We used $372,274 of cash in operating activities during the three months ended December 31, 2015, which was attributable to our net loss of $1,126,720, which was offset by $38,614 of depreciation, $20,902 gain on change in warrant liability, $697,285 of accretion of debt discounts, $36,000 of stock-based compensation, $31,689 of common stock issued for services, and $28,459 of net cash used by the change in operating assets and liabilities. We used $234,681 of cash in operating activities during three months ended December 31, 2014, which was attributable primarily to our net income of $582,910, which was offset by $13,495 of depreciation, $1,409,825 gain on change in derivative liability, $257,930 gain on settlement, $36,609 of accretion of debt discounts, $167,408 of non-cash interest expense, $12,498 of fair value in excess of stock issued for conversion of notes payable and accrued interest, $9,630 of fair value in excess of stock issued for conversion of related party notes payable and accrued interest, $612,549 of stock-based compensation, and $2,025 of net use of cash change in operating assets and liabilities.

VAPE’s consolidated financial statements reflect a net loss of $1,126,720 during the three months ended December 31, 2015. As of December 31, 2015, we had cash of $47,605 and a working capital deficit of $331,421. VAPE has suffered an accumulated deficit of $27,737,762 and during the three months ended December 31, 2015, the Company took steps to curtail its Offset, HIVE Glass and HIVE Supply business lines to focus more on consumer vaporization products including the launch of “Revival” discussed above. The Company also curtailed its ‘THE HIVE’ retail store in order to reduce overhead costs and focus on HIVE Ceramics. Moreover, the Company curtailed its exploration into providing real estate, management and consulting solutions to the legal cannabis industry in states where such cannabis cultivation and extraction is legal. The Company was never able to execute on any of these plans and ultimately determined that the Company’s capital reserves for such projects as well as the risks inherent in each project due to the current regulatory environment surrounding the cannabis industry made this line of business too difficult to pursue. All of which have resulted in losses and opportunity costs. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding. VAPE’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

In connection with the Third Party Debt Conversions (see Notes 5 and 10), each of the Company’s convertible noteholders is entitled to a “share reserve” per their agreements with the Company which entitle them to reserve a certain allotment of common stock out of the authorized but unissued common stock of the Company for future conversions of their notes. The Company is further obligated under the agreements to increase the Company’s authorized share count to accommodate for a sufficient amount of share reserves. Due to the declining market price of the Company’s common stock, the noteholders have reserve claims in excess of the common stock authorized at this time. The Company has determined at this time not to increase the authorized share count and is instead in discussions with its convertible noteholders about a consolidation, restructuring and/or buy-out of their notes to resolve these issues. The position taken by the Company may be considered a technical violation of their agreements with the noteholders but none of the noteholders have called a default under the terms of the notes at this time. The Company’s ability to issue common stock other than those presently allocated to noteholders is restricted during this time.

Investing activities used $39,925 during the three months ended December 31, 2015 consisting of $39,925 of capital expenditures. Investing activities provided $38,520 during the three months ended December 31, 2014 consisting of $62,930 of net proceeds from settlement offset by $19,385 of capital expenditures and $5,025 for trademarks and pending patents.

We had $186,000 of net cash provided by financing activities during the three months ended December 31, 2015 consisting of $90,000 of net proceeds from common stock to be issued and $96,000 of net proceeds from issuance of convertible notes payable. We had $422,172 of net cash provided by financing activities during the three months ended December 31, 2014 consisting of $475,000 of net proceeds from issuance of a convertible notes payable and repayments on related party notes payable of $52,828.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

See Note 5 for subsequent conversions related to third party debt.

See Note 8 for common stock issued for wages, services, and bonuses and for $90,000 equity investment.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
14.1	Code of Ethics, dated May 11, 2015 (1)
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 **
99.1	Audit Committee Charter, dated May 11, 2015 (1)
99.2	Compensation Committee Charter, dated May 11, 2015 (1)
99.3	Insider Trading Policy, dated May 11, 2015 (1)
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Schema ***
101.CAL	XBRL Taxonomy Calculation Linkbase ***
101.DEF	XBRL Taxonomy Definition Linkbase ***
101.LAB	XBRL Taxonomy Label Linkbase ***
101.PRE	XBRL Taxonomy Presentation Linkbase ***

*	Filed concurrently herewith

**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vape Holdings, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

***	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vape Holdings, Inc.
Registrant

Dated: February 22, 2016	/s/ Justin Braune
Justin Braune
Chief Executive Officer
(Principal Executive Officer)

Dated: February 22, 2016	/s/ Allan Viernes
Allan Viernes
Chief Financial Officer
(Principal Financial and Accounting Officer)

