Form 10-K/A
period 2015-09-30
Vape Holdings, Inc.
filed 2016-05-24
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 20, 2016, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on OTCQB on January 11, 2016 of $0.004) was $1,467,493.

At May 20, 2016, there were 366,873,168 shares of the Registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements in this Annual Report on Form 10-K/A, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements.  The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE ON AMENDMENT

This Amendment No. 1 to Form 10-K (“Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (the “2015 Form 10-K”) originally filed on January 13, 2016 (the “Original Filing”) by Vape Holdings, Inc. (“Vape,” the “Company,” “we,” or “us”). We are filing this Amendment to correctly account for the following non-cash transactions:

In August 2015 the Company entered into convertible notes without conversion floors resulting in an unlimited potential of shares to be issued. The notes were not convertible until six months from the issuance date, and accordingly, we adjusted the consolidated financial statements to defer recognition of the embedded conversion feature until the instruments are convertible.

On August 13, 2015 and August 26, 2015, the fixed conversion floors of the Redwood and Typenex notes, respectively, were removed creating a potentially unlimited number of shares to be issued on the date of the amendment. Accordingly, we amended this Form 10-K/A to account for the embedded conversion features as derivative financial instruments at fair value. This increased the loss on debt extinguishments and interest expense previously recorded, as well as the derivative liabilities at fair value.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

CONVERTIBLE DEBT

Convertible debt is accounted for under the guidelines established by ASC 470-20 “Debt with Conversion and Other Options.” ASC 470-20 governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting (explained below) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. Many of the conversion features embedded in the Company's notes are variable and are adjusted based on a discount to market prices which could cause an unlimited number of common stock to be issued.  In these cases, we record the embedded conversion feature as a derivate instrument, at fair value. The embedded conversion features are recorded as discounts when the notes become convertible. The excess of fair value of the embedded conversion feature over the carrying value of the debt is recorded as an immediate charge to operations.  Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt using the effective interest method.

The Company has lost the ability to increase the share reserves due to the significantly increased outstanding held by convertible noteholders and a shareholder vote is required to increase the authorized amount of shares the Company may issue. Further, the combination of limited capital and depleted share reserves have severely damaged the Company’s ability to find continued finance, properly run the Company, and proceed with business to include any mergers or acquisitions or any transactions that would require available stock.

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

For the Year Ended September 30, 2015 and 2014

Net Loss. For the year ended September 30, 2015 and 2014, net loss was $2,785,850 and $25,063,658, respectively.

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

General and Administrative. For the year ended September 30, 2015 and 2014, general and administrative expenses were $2,126,538 and $1,315,710, respectively. In 2015, general and administrative expenses included approximately $45,000 of insurance expense, $110,000 of office expense, $481,000 of payroll expenses, $66,000 of accounting fees, $80,000 of business development expense, $182,000 of legal fees, $800,000 of stock-based compensation, and $121,000 of travel expense. It 2014, it mostly consisted of approximately $97,000 of investor relations and filing fees, $359,000 of payroll and taxes, $98,000 of accounting fees, and $114,000 of legal fees, $58,000 of office expense, $41,000 of bank and credit card processing fees, and $53,000 of travel expenses.

Interest Expense. For the year ended September 30, 2015 and 2014, interest expense was $1,745,408 and $241,065 respectively. In 2015, interest expense included approximately $1,566,000 of accretion of debt discounts, $51,000 of amortization of deferred financing costs, and $128,000 of interest expense. In 2014, interest expense on convertible notes payable was $241,065.

Interest Expense - related party. For the year ended September 30, 2015 and 2014, related party interest expense on convertible notes was $148,562 and $219,714, respectively. In 2015, interest expense included approximately $118,000 of accretion of debt discounts and $31,000 of interest expense. In 2014, interest expense on related party notes payable was $219,714.

Change in Derivative Liabilities. For the year ended September 30, 2015 and 2014, the gain and loss on change in derivative liabilities was $2,315,916 and ($23,404,058), respectively due to the fluctuation in the stock price.

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

Loss on Debt Extinguishments, net. For the year ended September 30, 2015 and 2014, the loss on debt extinguishments, net was $971,560 and $0, respectively. In 2015, the net loss on debt extinguishments consisted primarily of the loss on modification of the Redwood and Typenex convertible notes payable.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $273,904 and working capital deficit of $1,797,437 as compared to cash of $48,370 and a working capital deficit of $36,138 as of September 30, 2014. See Note 11 for subsequent funding. We believe our current liquidity and securities purchase commitments will be sufficient to continue operating as a going concern through September 2016.

We had total liabilities of $3,128,736 as of September 30, 2015, including current liabilities of $115,938 of accounts payable, $207,609 of accrued expenses, customer deposits of $1,275, $522,396 of convertible notes payable, derivative liabilities of $1,672,726, and warrant liability of $31,401, and long-term liabilities of $300,156 of convertible notes payable, $265,000 of related party notes payable, and $12,235 of other liabilities. We had total liabilities of $3,802,237 as of September 30, 2014, consisting of current liabilities which consisted of $216,388 of accounts payable, $169,513 of accrued expenses, $187,667 of convertible notes payable, $45,832 of related party convertible notes payable, and long-term liabilities of $178,200 convertible notes payable, $199,115 of related party convertible notes payable, $341,290 of related party notes payable, and $2,464,232 of warrant liability.

We had a total stockholders’ deficit of $2,121,284 and an accumulated deficit of $28,166,745 as of September 30, 2015.

We used $1,420,945 of cash in operating activities during the year ended September 30, 2015, which was primarily attributable to our net loss of $2,785,850, which was offset by $71,305 of depreciation, $2,315,916 gain on change in derivative liabilities, $625,461 gain on settlement, $1,735,119 of accretion of debt discounts, loss on debt extinguishments of $971,560, $969,577 of stock-based compensation, and $483,929 of net cash provided by change in operating assets and liabilities. We used $980,003 of cash in operating activities for the year ended September 30, 2014, which was attributable primarily to our net loss of $25,063,658, which was offset by $23,404,058 loss on settlement of warrants, $366,431 in accretion of debt discounts, fair value in excess of stock issued for conversion of notes payable of $1,323, fair value in excess of stock issued for conversion of related party notes payable of $44,239, fair value of officer services of $15,000, common stock issued for services of $133,200, stock-based compensation of $450,501, and net use in the change in operating assets and liabilities of $347,275.

Investing activities provided $45,350 during the year ended September 30, 2015 consisting of $62,930 of net proceeds from settlement offset by $83,255 of capital expenditures, $69,250 of other proceeds, and $3,575 for purchase of trademarks. We used $257,020 of cash in investing activities for the year ended September 30, 2014 consisting of $122,555 of capital expenditures and $134,465 for trademarks and pending patents.

We had $1,601,129 of net cash provided by financing activities during the year ended September 30, 2015 consisting of $1,763,957 of net proceeds from issuance of a convertible notes payable, repayments on convertible notes payable of $40,000, repayments on related party convertible notes payable of $50,000, and repayments on related party notes payable of $72,828. We had $1,284,825 of net cash provided by financing activities during the year ended September 30, 2014 consisting of $438,000 from convertible notes payable, $505,535 from related party convertible notes payable, and $341,290 from related party convertible notes payable.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, we have a material weakness with regards to our disclosure controls and procedures not designed at a reasonable assurance level and not are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We plan to engage a financial expert to assist the Company with procedures related to the treatment convertible debt. We expect to resolve the material weakness during the year ended September 30, 2016.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of Vape’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2015.

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

VAPE HOLDINGS, INC.

Date: May 24, 2016	By:	/s/ Justin Braune
Justin Braune
Chief Executive Officer

Date: May 24, 2016	By:	/s/ Allan Viernes
Allan Viernes
Chief Financial Officer

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date

/s/ Justin Braune	Chief Executive Officer, Director	May 24, 2016
Justin Braune	(Principal Executive Officer)

/s/ Allan Viernes	Chief Financial Officer, Director	May 24, 2016
Allan Viernes	(Principal Financial and Accounting Officer)

/s/ Benjamin Beaulieu	Chief Operating Officer,	May 24, 2016
Benjamin Beaulieu	Chairman of Board of Directors

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

As discussed in Note 1 to the consolidated financial statements, the accompanying 2015 consolidated financial statements have been restated to correct misstatements.

dbbmckennon

Newport Beach, California

January 13, 2016, except for the paragraphs in

Note 1 under Amendments, for which the date is May 24, 2016

Vape Holdings, Inc.

Consolidated Balance Sheets

	September 30, 2015	September 30, 2014
	(Restated)
ASSETS
Current assets:
Cash	$273,904	$48,370
Accounts receivable	72,401	16,771
Inventory	194,937	227,530
Prepaid inventory	64,079	246,491
Other current assets	40,679	44,100
Deferred financing costs	107,908	-
Total current assets	753,908	583,262

Fixed assets, net of accumulated depreciation	118,327	106,377
Trademarks	123,150	119,575
Pending patents	-	14,890
Deferred financing costs, long-term	12,067	-
TOTAL ASSETS	$1,007,452	$824,104

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$115,938	$216,388
Accrued expenses	207,609	169,513
Customer deposits	1,275	-
Convertible notes payable, net of unamortized discount of $153,096 and $32,333, respectively	522,396	187,667
Related party convertible notes payable, net of unamortized discount of $4,168 at September 30, 2014	-	45,832
Derivative liabilities	1,672,726
Warrant liability	31,401
Total current liabilities	2,551,345	619,400

Long -term liabilities:
Convertible notes payable, long-term, net of unamortized discount of $665,607 and $19,800, respectively	300,156	178,200
Related party convertible notes payable, long-term, net of unamortized discount of $125,480 at September 30, 2014	-	199,115
Related party notes payable, long-term	265,000	341,290
Other liabilities, long-term	12,235	-
Warrant liability	-	2,464,232
Total liabilities	3,128,736	3,802,237

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.00001 par value - 100,000,000 authorized; 500,000 outstanding at September 30, 2015 and September 30, 2014	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000 shares; 19,896,521 issued at September 30, 2015, 19,205,896 outstanding at September 30, 2015, and 10,032,436 issued and outstanding at September 30, 2014	192	100
Additional paid-in capital	26,412,800	22,402,662
Treasury stock, 690,625 shares at September 30, 2015	(367,531)	-
Accumulated deficit	(28,166,745)	(25,380,895)
Total stockholders' deficit	(2,121,284)	(2,978,133)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,007,452	$824,104

See notes to consolidated financial statements.

Vape Holdings, Inc.

Consoliated Statements of Operations

	For the Year Ended September 30,
	2015	2014
	(Restated)
Revenue	$1,277,657	$841,724

Cost of revenue [A]	1,013,641	458,387

Gross profit	264,016	383,337

Operating expenses:
Sales and marketing [B]	715,292	219,891
Research and development	212,424	45,757
General and administrative [C]	2,126,538	1,315,710
Total operating expenses	3,054,2543	1,581,358

Operating loss	(2,790,238)	(1,198,021)

Other income (expense):
Interest expense	(1,745,408)	(241,065)
Interest expense - related party	(148,562)	(219,714)
Change in derivative liabilities	2,315,916	(23,404,058)
Gain on settlement	625,461	-
Loss on debt extinguishments, net	(971,560)	-
Other	(69,250)	-
Total other income (expense), net	6,597	(23,864,837)

Loss before provision for income taxes	(2,783,641)	(25,062,858)

Provision for income taxes	2,209	800

Net loss	$(2,785,850)	$(25,063,658)

Net loss available to common shareholders:
Loss per common share - basic	$(0.24)	$(3.20)
Loss per common share - diluted	$(0.24)	$(3.20)

Weighted average shares - basic	11,563,247	7,822,212
Weighted average shares - diluted	11,563,247	7,822,212

[A] Stock-based compensation was $50,558 and $0 for the years ended September 30, 2015 and 2014, respectively.

[B] Stock-based compensation was $156,086 and $0 for the years ended September 30, 2015 and 2014, respectively.

[C] Stock-based compensation was $799,699 and $450,501 for the years ended September 30, 2015 and 2014, respectively.

See notes to consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit
Balance at September 30, 2013 - Prior to merger	-	$-	4,684,537	$46	$-	$(317,237)	$-	$(317,191)
Shares retained by PeopleString shareholders upon merger on September 30, 2013	-	-	1,565,463	16	-	-	-	16
Conversion of related party notes payable and accrued interest	-	-	571,630	7	341,538	-	-	341,545
Conversion of note payables and accrued interest	-	-	28,836	-	55,586	-	-	55,586
Fair value of officer services	-	-	-	-	15,000	-	-	15,000
Common stock issued for services	-	-	50,000	-	133,200	-	-	133,200
Discount on convertible note payable at 10%	-	-	-	-	4,424	-	-	4,424
Discount on convertible notes payable at 8%	-	-	-	-	158,402	-	-	158,402
Discount on convertible note payable at 6%	-	-	-	-	108,000	-	-	108,000
Discount on related party convertible note payable at 8%	-	-	-	-	193,217	-	-	193,217
Discount on related party convertible note payable at 6%	-	-	-	-	3,000	-	-	3,000
Common stock issued in connection with warrant settlement	-	-	3,542	-	98,822	-	-	98,822
Cashless exercise of warrants	-	-	3,128,428	31	20,840,972	-	-	20,841,003
Stock-based compensation - employee options	-	-	-	-	326,812	-	-	326,812
Stock-based compensation - non - employee options	-	-	-	-	123,689	-	-	123,689
Issuance of preferred stock for HIVE asset acquisition	500,000	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(25,063,658)	-	(25,063,658)
Balance at September 30, 2014	500,000	$-	10,032,436	$100	$22,402,662	$(25,380,895)	$-	$(2,978,133)
Conversion of related party notes payable and accrued interest	-	-	625,478	6	341,741	-	-	341,747
Conversion of notes payable and accrued interest	-	-	8,230,155	80	1,168,199	-	-	1,168,279
Conversion of unpaid wages	-	-	158,175	2	96,485	-	-	96,487
Common stock issued for services	-	-	60,277	1	36,768	-	-	36,769
Common stock issued for bonuses	-	-	440,000	6	288,196	-	-	288,202
Stock issued for settlement of accounts payable	-	-	100,000	1	99,999	-	-	100,000
Discount on convertible note payable at 10%	-	-	-	-	252,079	-	-	252,079
Discount on related party convertible note payable at 10%	-	-	-	-	525,000	-	-	525,000
Discount on related party convertible note payable at 6%	-	-	-	-	5,410	-	-	5,410
Extinguishment of related party accrued interest	-	-	-	-	1,625	-	-	1,625
Modification of convertible notes payable	-	-	-	-	444,008	-	-	444,008
Stock-based compensation - employee options	-	-	-	-	606,362	-	-	606,362
Stock-based compensation - non-employee options	-	-	-	-	75,012	-	-	75,012
Issuance of common stock for BetterChem Acquisition	-	-	250,000	3	67,497	-	-	67,500
Unwinding of BetterChem Acquisition	-	-	(250,000)	(3)	1,753	-		1,750
Surrender of common stock	-	-	(440,625)	(4)	4	-	(367,531)	(367,531)
Net income	-	-	-	-	-	(2,785,850)	-	(2,785,850)
Balance at September 30, 2015 (Restated)	500,000	$-	19,205,896	$192	$26,412,800	$(28,166,745)	$(367,531)	$(2,121,284)

See notes to consolidated financial statements.

Vape Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2015	2014
	(Restated)
Cash flows from operating activities:
Net loss	$(2,785,850)	$(25,063,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71,305	16,178
Accretion of debt discounts and deferred financing costs	1,735,119	366,431
Fair value in excess of stock issued for conversion of notes payable and accrued interest	28,393	1,323
Fair value in excess of stock issued for conversion of related party notes payable and accrued interest	9,630	44,239
Gain on change in derivative liabilities	(2,315,916)	23,404,058
Gain on settlement	(625,461)	-
Loss on debt extinguishments, net	971,560	-
Fair value of officer services	-	15,000
Common stock issued for services	36,769	133,200
Stock-based compensation	969,577	450,501
Changes in operating assets and liabilities:
Accounts receivable	(55,630)	(16,771)
Inventory	215,005	(474,021)
Other assets	18,311	(2,433)
Accounts payable	194,549	156,042
Accrued expenses	111,694	(10,092)
Net cash used in operating activities	(1,420,945)	(980,003)

Cash flows from investing activities:
Capital expenditures	(83,255)	(122,555)
Purchase of trademarks	(3,575)	(134,465)
Net proceeds from settlement	62,930	-
Other	69,250	-
Net cash provided by (used in) investing activities	45,350	(257,020)

Cash flows from financing activities:
Net proceeds from issuance of convertible note payable	1,763,957	438,000
Net proceeds from issuances of related party convertible notes payable	-	505,535
Net proceeds from issuances of related party notes payable	-	341,290
Repayments on convertible notes payable	(40,000)	-
Repayments on related party convertible notes payable	(50,000)	-
Repayments on related party notes payable	(72,828)	-
Net cash provided by financing activities	1,601,129	1,284,825

Net change in cash	225,534	47,802
Cash, beginning of period	48,370	568
Cash, end of period	$273,904	$48,370

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest	$18,788	$-
Taxes	$2,209	$-

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest	$1,168,279	$55,586
Conversion of related party notes payable and accrued interest	$341,747	$341,545
Issuance of convertible note payable for services	$-	$41,667
Issuance of convertible note payable for former officer services	$-	$50,000
Issuance of common stock in connection with warrant settlement	$-	$98,822
Beneficial conversion feature recorded with convertible notes payable	$252,079	$-
Beneficial conversion feature recorded with related party convertible note payable	$530,410	$-
Other	$67,500	$-

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

In connection with the Share Exchange Agreement, on July 1, 2015, Dr. Scialdone and the Company entered into an Intellectual Property Rights Transfer Agreement (the “I.P. Agreement”) whereby Dr. Scialdone agreed to transfer and assign to Company the entire right, title and interest in and to any and all intellectual property in which Dr. Scialdone has a right to convey an interest, including intellectual property conceived, developed, reduced to practice, assigned or acquired by Dr. Scialdone prior to the date of the I.P. Agreement as well as intellectual property held, conceived, developed, reduced to practice, assigned or acquired by BetterChem. There were no assets or liabilities assumed by the Company. On January 12, 2016, the Company unwound the transaction and curtailed the subsidiary’s operations in order to reduce overhead costs and focus on HIVE Ceramics and reflected such as of September 30, 2015 in the consolidated financial statements. During the year ended September 30, 2015, the 250,000 shares issued to BetterChem valued at $67,500 was recorded as an impairment of acquisition on the statement of operations as a result of the settlement to receive the shares back as part of the unwind. Also, the fair value of 250,000 shares as of the unwind date of January 12, 2016 of $1,750 was recorded as an impairment of acquisition during the year ended September 30, 2015.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Derivative instruments include the convertible notes payable derivative liability and warrant liability (Level 2). Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, including volatilities and interest rates. Therefore, derivative instruments are included in Level 2.

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

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at September 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$273,904	$-	$-	$273,904
Total assets measured at fair value	$273,904	$-	$-	$273,904

Liabilities
Derivative instruments	$-	$1,704,127	$-	$1,704,127
Total liabilities measured at fair value	$-	$1,704,127	$-	$1,704,127

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

CONVERTIBLE DEBT

Convertible debt is accounted for under the guidelines established by ASC 470-20 “Debt with Conversion and Other Options.” ASC 470-20 governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting (explained below) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. Many of the conversion features embedded in the Company's notes are variable and are adjusted based on a discount to market prices which could cause an unlimited number of common stock to be issued.  In these cases, we record the embedded conversion feature as a derivate instrument, at fair value. The embedded conversion features are recorded as discounts when the notes become convertible. The excess of fair value of the embedded conversion feature over the carrying value of the debt is recorded as an immediate charge to operations.  Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt using the effective interest method.

The Company has lost the ability to increase the share reserves due to the significantly increased outstanding held by convertible noteholders and a shareholder vote is required to increase the authorized amount of shares the Company may issue. Further, the combination of limited capital and depleted share reserves have severely damaged the Company’s ability to find continued finance, properly run the Company, and proceed with business to include any mergers or acquisitions or any transactions that would require available stock.

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

AMENDMENT

We have amended this Form 10-K/A to correctly account for the following non-cash transactions:

In August 2015 the Company entered into convertible notes without conversion floors resulting in an unlimited potential of shares to be issued. The notes are not convertible until six months from the issuance date, and accordingly, we adjusted the consolidated financial statements to defer recognition of the embedded conversion feature until the instruments are convertible.

On August 13, 2015 and August 26, 2015, the convertible notes due to Redwood and Typenex, respectively, were amended which removed the fixed conversion floors per common share creating a potentially unlimited number of shares to be issued on the date of the amendment. Accordingly, we amended this Form 10-K/A to account for the embedded conversion features as derivative financial instruments at fair value. This increased the loss on debt extinguishments and interest expense previously recorded, as well as the derivative liabilities at fair value.

The following was the effect on the previously reported consolidated financial statements.

	As Previously Reported		As Restated
	September 30, 2015	Change	September 30, 2015
LIABILITIES AND STOCKHOLDERS' DEFICIT
Total current liabilities	$631,801	$1,919,544	$2,551,345
Total liabilities	$1,392,465	$1,736,271	$3,128,736

Total stockholders' deficit	$(385,013)	$(1,736,271)	$(2,121,284)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,007,452	$-	$1,007,452

Interest expense	$(788,038)	$(957,370)	$(1,745,408)
Change in derivative liabilities	$2,439,207	$(123,291)	$2,315,916
Loss on debt extinguishment, net	$(564,712)	$(406,848)	$(971,560)
Other	$-	$(69,250)	$(69,250)
Net loss	$(1,230,147)	$(1,555,703)	$(2,785,850)

Net loss available to common shareholders:
Loss per common share - basic	$(0.11)		$(0.24)
Loss per common share - diluted	$(0.11)		$(0.24)

NOTE 2. GOING CONCERN

VAPE’s consolidated financial statements reflect a net loss of $2,785,850 during the year ended September 30, 2015. As of September 30, 2015, we had cash of $273,904 and working capital deficit of $1,797,437. VAPE has suffered an accumulated deficit of $28,166,745 and subsequent to the Company’s fiscal year ended September 30, 2015, the Company began taking steps to curtail its Offset, HIVE Glass and HIVE Supply business lines to focus more on consumer vaporization products including the launch of “Revival” discussed above. The Company also curtailed its ‘THE HIVE’ retail store in order to reduce overhead costs and focus on HIVE Ceramics. Moreover, the Company curtailed its exploration into providing real estate, management and consulting solutions to the legal cannabis industry in states where such cannabis cultivation and extraction is legal. The Company was never able to execute on any of these plans and ultimately determined that the Company’s capital reserves for such projects as well as the risks inherent in each project due to the current regulatory environment surrounding the cannabis industry made this line of business too difficult to pursue. All of which have resulted in losses and opportunity costs. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for the new operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding. VAPE’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern. See Note 11 for subsequent events regarding financing activities.

NOTE 3. FIXED ASSETS

The following is a summary of fixed assets as of September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Molds and Tooling	$176,015	$122,555
Leasehold improvements	29,795	-
Accumulated depreciation	(87,483)	(16,178)
	$118,327	$106,377

During the year ended September 30, 2015 and 2014, depreciation expense included in cost of revenue were $71,305 and $16,178, respectively.

NOTE 4. ACCRUED EXPENSES

The following is a summary of accrued expenses as of September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Accrued interest	$46,337	$16,300
Accrued interest - related party	24,538	18,325
Accrued wages and taxes	112,322	108,374
Other	24,412	26,514
	$207,609	$169,513

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

The Note bears interest at the rate of 10% per annum and is convertible into common stock of the Company at a conversion price per share of 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable Conversion (subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock at a lower purchase price (subject to certain exceptions))(the “Conversion Price”). In no event will the Conversion Price be less than $0.50 per share. Repayment of principal on the Note, together with accrued interest thereon, is due in twelve monthly installments, commencing six months from issuance. The Company may make such payments in cash (in which event the Company will pay a 25% premium) or, subject to certain conditions, in shares of common stock valued at the lower of the Conversion Price or 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable payment date (the “Amortization Conversion Rate”). The Maturity Date of the Note is seventeen months from the date of issuance. We recorded a discount totaling $168,000 related to the beneficial conversion feature embedded in the note upon issuance. We amortized $84,000 of the discount to interest expense during the year ended September 30, 2015. On August 26, 2015, the Company and Investor entered into an Amendment whereby the conversion rate of the note was amended to 55% of the lowest price of the prior fifteen (15) trading days and conversion floor removed which amendment was triggered by the dilutive issuances of the August 2015 convertible note financing thereby entitling Investor to the lowest conversion rate granted during the year ended September 30, 2015 per the terms of the Securities Purchase Agreement. As a result, we expensed the unamortized discount of $84,000 to loss on debt extinguishment. On August 26, 2015, the carrying value on the note was $332,666, net of unamortized discounts of $109,000. The Company recorded the note as a derivative liability at fair value of $830,921, a derivative discount of $332,666, and the excess in fair value of $498,254 to loss on debt extinguishment. The total loss on debt extinguishment on this note was $582,254. During the year ended September 30, 2015, the Company amortized $54,984 of the derivative discount to interest expense, recorded a gain on the change in fair value of the derivative liability of $63,699, and allocated the fair value of $123,310 of the conversions below as a reduction in the derivative liability. As of September 30, 2015, the derivative liability was $643,912. On December 10, 2015, the Company and the Investor entered into a forbearance agreement regarding the Investor’s convertible note and added $105,000 to the principal. See Note 11 to the consolidated financial statements.

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

As a result, as of September 30, 2015, $23,969 and $44,794, net of total unamortized discounts of $104,538 and $195,366 are classified as current and long-term on the accompanying consolidated balance sheet. As of September 30, 2015, there is $9,945 in accrued interest expense related to this note and the Company recorded $43,111 in interest expense related to this note during the year ended September 30, 2015.

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

During the year ended September 30, 2015, the Company received $800,000 toward the $2M Note with an original issue discount of $148,600 and transaction costs for net proceeds of $651,395, respectively. We amortized $46,087 of the discount to interest expense during the year ended September 30, 2015. In addition, we recorded a discount totaling $108,641 related to the beneficial conversion feature embedded in the note upon issuance. During the year ended September 30, 2015, we amortized $54,456 of the discount to interest expense.

On August 13, 2015, the Company entered into an Amendment, Waiver and Modification Agreement (the “Amendment”) to its $2M Securities Purchase Agreement and related Transaction Documents with Redwood Management, LLC including any designees and or assignees thereto.  Under the terms of the Amendment, the parties agreed to reduce the $2,000,000 outstanding balance of the $2M Note to $800,000 to reflect the total amount funded under the note, to terminate the offsetting investor note securing the additional unfunded balance and to waive any past claims of default or offsetting interest on the $2M Note or investor note. In addition, the conversion rate of the note was amended to 55% of the lowest price of the prior fifteen (15) trading days and conversion floor removed which amendment was triggered by the dilutive issuances of the August 2015 convertible note financing thereby entitling Investor to the lowest conversion rate granted during the year ended September 30, 2015 per the terms of the $2M Securities Purchase Agreement. As a result, we expensed the unamortized discount of $40,000 to loss on debt extinguishment. On August 13, 2015, the carrying value on the note was $655,816, net of unamortized discounts of $94,184. The Company recorded the note as a derivative liability at fair value of $970,956, a derivative discount of $655,816, and the excess in fair value of $315,140 to loss on debt extinguishment. The total loss on debt extinguishment on this note was $369,324. During the year ended September 30, 2015, the Company amortized $183,189 of the derivative discount to interest expense, recorded a loss on the change in fair value of the derivative liability of $288,763, and allocated the fair value of $230,905 of the conversions below as a reduction in the derivative liability. As of September 30, 2015, the derivative liability was $1,028,814.

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

As a result, as of September 30, 2015, $10,427 and $82,822, net of total unamortized discounts of $44,558 and $458,782 are classified as current and long-term on the accompanying consolidated balance sheet. As of September 30, 2015, there is $26,861 and $11,225 in current and long-term accrued interest expense related to this note, respectively, and the Company recorded $38,086 in interest expense related to this note during the year ended September 30, 2015.

Convertible Note Financing

On August 5, 2015, the Company entered into a series of convertible note financings with several accredited investors totaling an aggregate of $541,000 in aggregate proceeds raised less certain fees and costs as set forth in the financing documents known as the “August 2015 Notes”. The financing was disclosed on the Company’s Current Report on Form 8-K filed on August 11, 2015 and is incorporated herein by reference. The Company recorded an original issue discount of $12,500 along with these notes and amortized $1,042 of the discount to interest expense during the year ended September 30, 2015. As of September 30, 2015, there is $8,388 of accrued interest related to these notes and the Company recorded $8,388 in interest expense related to the notes during the year ended September 30, 2015. The Company will record an embedded beneficial conversion feature at estimated fair value as a derivative liability at fair value in six months when the notes become convertible.

On August 12, 2015, the Company entered into an additional convertible note financing transaction with an accredited investor in the principal amount of $105,000 less fees and costs. The closing under the financing occurred concurrently with the execution of the financing documents on August 12, 2015. The convertible note bears interest at the rate of 8% per annum and is convertible into common stock of the Company at any time after 180 days from issuance of the note at a conversion price per share equal to 58% of the average of the lowest trading price of the common stock in the thirteen (13) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible note in the first 180 days from closing subject to a prepayment penalty of 150% of principal plus interest. The maturity date of the convertible note is June 12, 2016 subject to the noteholder’s right to extend maturity an additional nine (9) month period. The Company recorded an original issue discount of $5,000 along with these notes and amortized $1,000 of the discount to interest expense during the year ended September 30, 2015. The Company will record an embedded beneficial conversion feature at estimated fair value as a derivative liability at fair value in six months when the notes become convertible. The discount will be amortized over the remaining term of the note. As of September 30, 2015, there is $1,143 of accrued interest and related interest expense on the notes during the year ended September 30, 2015.

The foregoing descriptions of the August 12, 2015 note financing and related documentation do not purport to be complete and are qualified in their entirety by reference to the full text of the documents, which are filed as exhibits to this Quarterly Report on Form 10-K and are incorporated herein by reference.

As of September 30, 2015, future minimum principal payments for the years ending September 30, 2016 and 2017 are $1,487,256 and $154,000, respectively. As of September 30, 2015, expected amortization of debt discounts for the years ending September 30, 2016 and 2017 are $179,528 and $695,963, respectively. As of September 30, 2015, expected amortization of deferred financing costs for the years ending September 30, 2016 and 2017 are $107,909 and $12,067, respectively. The Company has the ability to increase the authorized common stock of the Company in the event that the convertible notes require more shares than available.

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

Warrant Liability

The Company recorded the estimated settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices discussed above. As of September 30, 2015, the estimated settlement liability is $31,401 based on the fair market value of 1,184,727 remaining warrants and using the Black-Scholes model and therefore the Company recorded a gain on the change in warrant liability of $2,432,832 during the year ended September 30, 2015.

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