Form 10-Q/A
period 2015-12-31
Vape Holdings, Inc.
filed 2016-05-24
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of Common Stock outstanding at May 24, 2016:

Common Stock, par value $0.00001 per share	366,873,168
(Class)	(Number of Shares)

VAPE HOLDINGS INC.

FORM 10-Q/A

December 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q/A and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q/A, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q/A.

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

On August 13, 2015 and August 26, 2015, the fixed conversion floors of the Redwood and Typenex notes, respectively, were removed creating a potentially unlimited number of shares to be issued on the date of the amendment. Accordingly, we amended the Form 10-K/A to account for the embedded conversion features as derivative financial instruments at fair value. This increased the loss on debt extinguishments and interest expense previously recorded, as well as the derivative liabilities at fair value. We continued the accounting for the derivative financial instruments at fair value in this Form 10-Q/A which resulted in a small increase in interest expense and an increase in loss in change in change of derivative liabilities.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).   It is suggested that the following consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the annual financial statements included on Form 10-K/A for Vape Holdings, Inc. for the fiscal year ended September 30, 2015.

VAPE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2015	September 30, 2015
	(Restated)	(Restated)
ASSETS
Current assets:
Cash	$47,605	$273,904
Accounts receivable	75,156	72,401
Inventory	205,254	194,937
Prepaid inventory	231,912	64,079
Other current assets	43,507	40,679
Deferred financing costs	85,495	107,908
Total current assets	688,929	753,908

Fixed assets, net of accumulated depreciation	119,638	118,327
Trademarks	123,150	123,150
Deferred financing costs, long-term	-	12,067
TOTAL ASSETS	$931,717	$1,007,452

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$200,307	$115,938
Accrued expenses	208,457	207,609
Customer deposits	-	1,275
Related party convertible notes payable	300,000	-
Convertible notes payable, net of unamortized discount of $191,931 and $153,096, respectively	562,861	522,396
Related party notes payable	15,000	-
Derivative liabilities	604,992	1,672,726
Warrant liability	4,677	31,401
Total current liabilities	1,896,294	2,551,345

Long term liabilities:
Convertible notes payable, long-term, net of unamortized discount of $39,968 and $655,607, respectively	221,331	300,156
Related party notes payable, long-term	-	265,000
Other liabilities, long-term	-	12,235
Total liabilities	2,117,625	3,128,736

Commitments and contingencies

Stockholders' deficit:
Series A Preferred stock, $0.00001 par value - 100,000,000 authorized; 500,000 outstanding at December 31, 2015 and September 30, 2015	-	-
Series B Preferred stock, $0.00001 par value - 30,000,000 authorized; none outstanding at December 31, 2015 and September 30, 2015	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000 shares; 183,026,935 issued at December 31, 2015, 182,336,310 outstanding at December 31, 2015, and 19,896,521 issued at September 30, 2015, 19,205,896 outstanding at September 30, 2015	1,823	192
Common stock to be issued	90,000	-
Additional paid-in capital	28,767,697	26,412,800
Prepaid stock-based compensation	(100,000)	-
Treasury stock, 1,025,625 and 690,625 shares at December 31, 2015 and September 30, 2015, respectively	(372,601)	(367,531)
Accumulated deficit	(29,572,827)	(28,166,745)
Total stockholders' deficit	(1,185,908)	(2,121,284)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$931,717	$1,007,452

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2015	2014
	(Restated)
Revenue	$246,828	$386,643

Cost of revenue	205,409	149,886

Gross profit	41,419	236,757

Operating expenses:
Sales and marketing [A]	131,845	69,280
Research and development	35,599	51,853
General and administrative [B]	305,552	974,707
Total operating expenses	472,996	1,095,840

Operating loss	(431,577)	(859,083)

Other income (expense):
Interest expense	(777,943)	(77,990)
Interest expense - related party	(4,238)	(145,563)
Change in derivative liabilities	(191,524)	1,409,825
Gain on settlement	-	257,930
Total other income (expense), net	(973,705)	1,444,202

Income (loss) before provision for income taxes	(1,405,282)	585,119

Provision for income taxes	800	2,209

Net income (loss)	$(1,406,082)	$582,910

Net loss available to common shareholders:
Income (loss) per common share - basic	$(0.02)	$0.06
Income (loss) per common share - diluted	$(0.02)	$0.05

Weighted average shares - basic	84,039,785	10,692,552
Weighted average shares - diluted	84,039,785	12,803,063

[A] Stock-based compensation was $32,343 and $0 for the three months ended December 31, 2015 and 2014, respectively.

[B] Stock-based compensation was $34,800 and $612,549 for the three months ended December 31 2015 and 2014, respectively.

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended December 31, 2015
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock to be	Common Stock		Additional Paid-in	Accumulated	Prepaid Stock-based	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Issued	Shares	Amount	Capital	Deficit	Compensation	Stock	Deficit
Balance at September 30, 2015 (Restated)	500,000	$-	-	$-	$-	19,205,896	$192	$26,412,800	$(28,166,745)	$-	$(367,531)	$(2,121,284)
Conversion of notes payable and accrued interest	-	-	-	-	-	136,633,909	1,366	2,089,069	-	-	-	2,090,435
Conversion of unpaid wages	-	-	-	-	-	3,888,888	39	93,295	-	-	-	93,334
Common stock issued for services	-	-	-	-	-	1,442,617	14	31,675	-	-	-	31,689
Common stock issued for bonuses	-	-	-	-	-	1,500,000	15	35,985	-	-	-	36,000
Surrender of common stock	-	-	-	-	-	(335,000)	(3)	5,073	-	-	(5,070)	-
Common stock to be issued	-	-	-	-	90,000	-	-	-	-	-	-	90,000
Common stock issued to CEO	-	-	-	-	-	20,000,000	200	99,800	-	(100,000)	-	-
Net income	-	-	-	-	-	-	-	-	(1,406,082)	-	-	(1,406,082)
Balance at December 31, 2015 (Restated)	500,000	$-	-	$-	$90,000	182,336,310	$1,823	$28,767,697	$(29,572,827)	$(100,000)	$(372,601)	$(1,185,908)

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2015	2014
	(Restated)
Cash flows from operating activities:
Net income (loss)	$(1,406,082)	$582,910
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	38,614	13,495
Accretion of debt discounts	625,084	204,017
Fair value in excess of stock issued for conversion of notes payable and accrued interest	112	12,498
Fair value in excess of stock issued for conversion of related party notes payable and accrued interest	-	9,630
Loss (gain) on change in derivative liabilities	191,524	(1,409,825)
Gain on settlement	-	(257,930)
Forbearance settlement	105,000	-
Common stock issued for services	31,689	-
Stock-based compensation	36,000	612,549
Changes in operating assets and liabilities:
Accounts receivable	(2,755)	(9,096)
Inventory	(178,150)	(77,734)
Other assets	(2,828)	(36,116)
Accounts payable	84,369	80,158
Accrued expenses	105,049	40,763
Net cash used in operating activities	(372,374)	(234,681)

Cash flows from investing activities:
Capital expenditures	(39,925)	(19,385)
Purchase of trademarks and pending patents	-	(5,025)
Net proceeds from settlement	-	62,930
Net cash provided by (used in) investing activities	(39,925)	38,520

Cash flows from financing activities:
Net proceeds from common stock to be issued	90,000	-
Net proceeds from issuance of convertible notes payable	46,000	475,000
Net proceeds from issuances of related party convertible notes payable	50,000	-
Repayments on related party convertible notes payable	-	(52,828)
Net cash provided by financing activities	186,000	422,172

Net change in cash	(226,299)	226,011
Cash, beginning of period	273,904	48,370
Cash, end of period	$47,605	$274,381

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$1,588
Taxes	$800	$2,209

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest	$2,099,931	$220,262
Conversion of related party notes payable and accrued interest	$-	$341,747
Original issue discount recorded with convertible note payable	$-	$50,000
Beneficial conversion feature recorded with convertible notes payable	$-	$168,000

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

On January 12, 2016, the Company unwound the transaction and curtailed the subsidiary’s operations in order to reduce overhead costs and focus on HIVE Ceramics. An impairment of the acquisition of BetterChem of $69,250 was recorded during the year ended September 30, 2015.

VAPE is organized and directed to operate strictly in accordance with all applicable state and federal laws.

AMENDMENT

We have amended this Form 10-Q/A to correctly account for the following non-cash transactions:

In August 2015 the Company entered into convertible notes without conversion floors resulting in an unlimited potential of shares to be issued. The notes were not convertible until six months from the issuance date, and accordingly, we adjusted the consolidated financial statements to defer recognition of the embedded conversion feature until the instruments are convertible.

On August 13, 2015 and August 26, 2015, the fixed conversion floors of the Redwood and Typenex notes, respectively, were removed creating a potentially unlimited number of shares to be issued on the date of the amendment. Accordingly, we amended the Form 10-K/A to account for the embedded conversion features as derivative financial instruments at fair value. This increased the loss on debt extinguishments and interest expense previously recorded, as well as the derivative liabilities at fair value. We continued the accounting for the derivative financial instruments at fair value in this Form 10-Q/A which resulted in a small increase in interest expense and an increase in loss in change in change of derivative liabilities.

The following was the effect on the previously reported consolidated financial statements.

	As Previously Reported		As Restated
	December 31, 2015	Change	December 31, 2015
LIABILITIES AND STOCKHOLDERS' DEFICIT
Total current liabilities	$1,020,350	$875,944	$1,896,294
Total liabilities	$1,351,014	$766,611	$2,117,625

Total stockholders' deficit	$(419,297)	$(766,611)	$(1,185,908)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$931,717	$-	$931,717

Interest expense	$(710,552)	$(67,391)	$(777,943)
Change in derivative liabilities	$20,902	$(212,426)	$(191,524)
Net loss	$(1,126,720)	$(279,362)	$(1,406,082)

Net loss available to common shareholders:
Loss per common share - basic	$(0.01)		$(0.02)
Loss per common share - diluted	$(0.01)		$(0.02)

GOING CONCERN

VAPE’s consolidated financial statements reflect a net loss of $1,406,082 during the three months ended December 31, 2015. As of December 31, 2015, we had cash of $47,605 and a working capital deficit of $1,207,365. VAPE has suffered an accumulated deficit of $29,572,827 and during the three months ended December 31, 2015, the Company took steps to curtail its Offset, HIVE Glass and HIVE Supply business lines to focus more on consumer vaporization products including the launch of “Revival” discussed above. The Company also curtailed its ‘THE HIVE’ retail store in order to reduce overhead costs and focus on HIVE Ceramics. Moreover, the Company curtailed its exploration into providing real estate, management and consulting solutions to the legal cannabis industry in states where such cannabis cultivation and extraction is legal. The Company was never able to execute on any of these plans and ultimately determined that the Company’s capital reserves for such projects as well as the risks inherent in each project due to the current regulatory environment surrounding the cannabis industry made this line of business too difficult to pursue. All of which have resulted in losses and opportunity costs. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding. VAPE’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern. See Note 10 for subsequent events regarding financing activities.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Derivative instruments include the convertible notes payable warrant liability (Level 2). Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, including volatilities and interest rates. Therefore, derivative instruments are included in Level 2.

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

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$47,605	$-	$-	$47,605
Total assets measured at fair value	$47,605	$-	$-	$47,605

Liabilities
Derivative instruments	$-	$609,669	$-	$609,669
Total liabilities measured at fair value	$-	$609,669	$-	$609,669

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

When applicable, the Company calculates the fair value of warrants and conversion features issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718 “Compensation - Stock Compensation”, except that the contractual life of the warrant or conversion feature is used. The allocated fair value is recorded as a debt discount, with the excess of fair value of the embedded conversion feature over the carrying value of the debt, as an immediate charge to operations.  Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations.

The Company accounts for modifications of conversion features in accordance with ASC 470-50 “Modifications and Extinguishments.” ASC 470-50 requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense of the associated debt instrument when the modification does not result in a debt extinguishment. A gain or loss debt extinguishment is recorded when comparing the modified fair value of the associated debt instrument to its net carrying value as of the modification date.

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

The following is a summary of outstanding securities that would have been included in the calculation of diluted shares outstanding since the exercise prices did not exceed the average market value of the Company’s common stock if the Company generated net income for the three months ended December 31, 2015:

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

NOTE 3.   FIXED ASSETS

The following is a summary of fixed assets as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Molds and Tooling	$215,940	$176,015
Leasehold improvements	-	29,795
Accumulated depreciation	(96,302)	(87,483)
	$119,638	$118,327

During the three months ended December 31, 2015 and 2014, depreciation expense included in cost of revenue were $38,614 and $13,495, respectively.

NOTE 4.   ACCRUED EXPENSES

The following is a summary of accrued expenses as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Accrued interest	$82,143	$46,337
Accrued interest - related party	28,776	24,538
Accrued wages and taxes	79,462	112,322
Other	18,076	24,412
	$208,457	$207,609

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

Securities Purchase Agreement

On December 3, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell, and the Investor agreed to purchase, an unsecured convertible promissory note (the “Note”) in the principal amount of $560,000 less an original issue discount (“OID”) of $50,000 and transaction expenses of $10,000 for a total purchase price of $500,000. The Company also paid a finder’s fee in the amount of $25,000 in connection with this transaction, which was recorded as a discount to the note as it was paid from the proceeds. The closing under the Securities Purchase Agreement occurred on December 3, 2014. The Company received $475,000 net proceeds after transactions costs. We amortized $8,333 and $2,778 of the discount to interest expense during the three months ended December 31, 2015 and 2014, respectively. In addition, the Company recorded $45,940 in deferred financing costs and amortized $7,657 and $2,552 to interest expense during the three months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company had unamortized costs of $12,761 in current deferred financing costs. The deferred financing costs are amortized through the maturity date.

The Note bears interest at the rate of 10% per annum and is convertible into common stock of the Company at a conversion price per share of 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable Conversion (subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock at a lower purchase price (subject to certain exceptions))(the “Conversion Price”). In no event will the Conversion Price be less than $0.50 per share. Repayment of principal on the Note, together with accrued interest thereon, is due in twelve monthly installments, commencing six months from issuance. The Company may make such payments in cash (in which event the Company will pay a 25% premium) or, subject to certain conditions, in shares of common stock valued at the lower of the Conversion Price or 70% of the average of the three (3) lowest Closing Sale Prices in the ten (10) Trading Days immediately preceding the applicable payment date (the “Amortization Conversion Rate”). The Maturity Date of the Note is seventeen months from the date of issuance. We recorded a discount totaling $168,000 related to the beneficial conversion feature embedded in the note upon issuance. We amortized $84,000 of the discount to interest expense during the year ended September 30, 2015. On August 26, 2015, the Company and Investor entered into an Amendment whereby the conversion rate of the note was amended to 55% of the lowest price of the prior fifteen (15) trading days and conversion floor removed which amendment was triggered by the dilutive issuances of the August 2015 convertible note financing thereby entitling Investor to the lowest conversion rate granted during the year ended September 30, 2015 per the terms of the Securities Purchase Agreement. As a result, we expensed the unamortized discount of $84,000 to loss on debt extinguishment. On August 26, 2015, the carrying value on the note was $332,666, net of unamortized discounts of $109,000. The Company recorded the note as a derivative liability at fair value of $830,921, a derivative discount of $332,666, and the excess in fair value of $498,254 to loss on debt extinguishment. The total loss on debt extinguishment on this note was $582,254. During the three months ended December 31, 2015, the Company amortized $124,750 of the derivative discount to interest expense, recorded a loss on the change in fair value of the derivative liability of $206,843, and allocated the fair value of $352,616 of the conversions below to additional paid-in capital and a reduction in the derivative liability. As of December 31, 2015, the derivative liability was $498,138. On December 10, 2015, the Company and the Investor entered into a forbearance agreement regarding the Investor’s convertible note and added $105,000 to the principal and charged to interest expense during the three months ended December 31, 2015.

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

As a result, as of December 31, 2015, $71,058 and $15,627, net of total unamortized discounts of $136,748 and $30,073 are classified as current and long-term on the accompanying consolidated balance sheet. As of December 31, 2015, there is $18,541 in accrued interest expense related to this note and the Company recorded $8,596 in interest expense related to this note during the three months ended December 31, 2015.

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

On August 13, 2015, the Company entered into an Amendment, Waiver and Modification Agreement (the “Amendment”) to its $2M Securities Purchase Agreement and related Transaction Documents with Redwood Management, LLC including any designees and or assignees thereto.  Under the terms of the Amendment, the parties agreed to reduce the $2,000,000 outstanding balance of the $2M Note to $800,000 to reflect the total amount funded under the note, to terminate the offsetting investor note securing the additional unfunded balance and to waive any past claims of default or offsetting interest on the $2M Note or investor note. In addition, the conversion rate of the note was amended to 55% of the lowest price of the prior fifteen (15) trading days and conversion floor removed which amendment was triggered by the dilutive issuances of the August 2015 convertible note financing thereby entitling Investor to the lowest conversion rate granted during the year ended September 30, 2015 per the terms of the $2M Securities Purchase Agreement. As a result, we expensed the unamortized discount of $40,000 to loss on debt extinguishment. On August 13, 2015, the carrying value on the note was $655,816, net of unamortized discounts of $94,184. The Company recorded the note as a derivative liability at fair value of $970,956, a derivative discount of $655,816, and the excess in fair value of $315,140 to loss on debt extinguishment. The total loss on debt extinguishment on this note was $369,324. During the three months ended December 31, 2015, the Company amortized $436,874 of the derivative discount to interest expense, recorded a loss on the change in fair value of the derivative liability of $11,405, and allocated the fair value of $933,366 of the conversions below as additional paid-in-capital and a reduction in the derivative liability. As of December 31, 2015, the derivative liability was $106,854.

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

For the Three Months Ended December 31, 2015 and 2014

Net Income (Loss). For the three months ended December 31, 2015 and 2014, net income (loss) was ($1,406,082) and $582,910, respectively.

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

Sales and Marketing. For the three months ended December 31, 2015 and 2014, sales and marketing expenses were $131,845 and $69,280, respectively. In 2015, sales and marketing expenses included approximately $3,000 of general advertising, $7,000 of outside sales expense, $50,000 of payroll expenses, $35,000 of stock-based compensation, and $7,000 of trade show expenses. In 2014, sales and marketing expenses included approximately $6,000 of trade show expenses, $8,000 of promotional items, $11,000 of outside sales expense, $16,000 of inside sales expense, and $15,000 of E-commerce costs.

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

General and Administrative. For the three months ended December 31, 2015 and 2014, general and administrative expenses were $305,552 and $974,707, respectively. In 2015, general and administrative expenses included approximately $12,000 of insurance expense, $14,000 of office expense, $110,000 of payroll expenses, $13,000 of accounting fees, $63,000 of legal fees, $33,000 of stock-based compensation, and $12,000 of travel expense. In 2014, general and administrative expenses included approximately $11,000 of investor relations and filing fees, $116,000 of payroll and taxes, $25,000 of accounting fees, $5,000 of legal fees, $34,000 of office expense, $25,000 of bank and credit card processing fees, $13,000 of travel expenses, $75,000 in common stock bonuses, and $467,000 and $71,000 in stock options expense to employees and non-employees, respectively.

Interest Expense. For the three months ended December 31, 2015 and 2014, interest expense was $777,943 and $77,990 respectively. In 2015, interest expense included approximately $587,000 of accretion of debt discounts, $38,000 of amortization of deferred financing costs, and $153,000 of interest expense. In 2014, interest expense on related party notes payable was $219,714. In 2014, interest expense included approximately $34,000 of accretion of debt discounts, $3,000 of amortization of deferred financing costs, and $39,000 of interest expense.

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

Change in Derivative Liabilities. For the three months ended December 31, 2015 and 2014, the (loss) gain on change in warrant liability was $(191,524) and 1,409,825, respectively due to the fluctuation in the stock price.

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

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $47,605 and a working capital deficit of $1,207,365 as compared to cash of $273,904 and a working capital deficit of $122,107 as of September 30, 2015. We believe our current liquidity and securities purchase commitments will be sufficient to continue operating as a going concern through December 2016.

We had total liabilities of $2,117,625 as of December 31, 2015, including current liabilities of $200,307 of accounts payable, $208,457 of accrued expenses, $562,861 of convertible notes payable, and $15,000 of related party notes payable, and of $300,000 related party related convertible notes payable, $604,992 of derivative liabilities, $4,677 of warrant liability, and long-term liabilities of $221,331 of convertible notes payable. We had total liabilities of $1,392,465 as of September 30, 2015, including current liabilities of $115,938 of accounts payable, $208,665 of accrued expenses, customer deposits of $1,275, and $305,923 of convertible notes payable, and long-term liabilities of $458,404 of convertible notes payable, $265,000 of related party notes payable, $12,235 of other liabilities, and $25,025 of warrant liability.

We had a total stockholders’ deficit of $1,185,908 and an accumulated deficit of $29,572,827 as of December 31, 2015.

We used $372,274 of cash in operating activities during the three months ended December 31, 2015, which was attributable to our net loss of $1,406,082, which was offset by $38,614 of depreciation, $191,524 loss on change in derivative liabilities, $625,084 of accretion of debt discounts, $36,000 of stock-based compensation, $31,689 of common stock issued for services, and $5,685 of net cash provided by the change in operating assets and liabilities. We used $234,681 of cash in operating activities during three months ended December 31, 2014, which was attributable primarily to our net income of $582,910, which was offset by $13,495 of depreciation, $1,409,825 gain on change in derivative liability, $257,930 gain on settlement, $36,609 of accretion of debt discounts, $167,408 of non-cash interest expense, $12,498 of fair value in excess of stock issued for conversion of notes payable and accrued interest, $9,630 of fair value in excess of stock issued for conversion of related party notes payable and accrued interest, $612,549 of stock-based compensation, and $2,025 of net use of cash change in operating assets and liabilities.

VAPE’s consolidated financial statements reflect a net loss of $1,406,082 during the three months ended December 31, 2015. As of December 31, 2015, we had cash of $47,605 and a working capital deficit of $1,207,365. VAPE has suffered an accumulated deficit of $29,572,827 and during the three months ended December 31, 2015, the Company took steps to curtail its Offset, HIVE Glass and HIVE Supply business lines to focus more on consumer vaporization products including the launch of “Revival” discussed above. The Company also curtailed its ‘THE HIVE’ retail store in order to reduce overhead costs and focus on HIVE Ceramics. Moreover, the Company curtailed its exploration into providing real estate, management and consulting solutions to the legal cannabis industry in states where such cannabis cultivation and extraction is legal. The Company was never able to execute on any of these plans and ultimately determined that the Company’s capital reserves for such projects as well as the risks inherent in each project due to the current regulatory environment surrounding the cannabis industry made this line of business too difficult to pursue. All of which have resulted in losses and opportunity costs. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding. VAPE’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, we have a material weakness with regards to our disclosure controls and procedures not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of VAPE’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

Vape Holdings, Inc.
Registrant

Dated: May 24, 2016	/s/ Justin Braune
Justin Braune
Chief Executive Officer
(Principal Executive Officer)

Dated: May 24, 2016	/s/ Allan Viernes
Allan Viernes
Chief Financial Officer
(Principal Financial and Accounting Officer)

