Form 10-Q
period 2016-03-31
Vape Holdings, Inc.
filed 2016-05-24
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

FORM 10-Q

March 31, 2016

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

VAPE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

		Restated
	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash	$52,111	$273,904
Accounts receivable	67,320	72,401
Inventory	274,748	194,937
Prepaid inventory	-	64,079
Other current assets	27,169	40,679
Deferred financing costs	-	107,908
Total current assets	421,348	753,908

Fixed assets, net of accumulated depreciation	84,269	118,327
Trademarks	123,150	123,150
Deferred financing costs, long-term	-	12,067
TOTAL ASSETS	$628,767	$1,007,452

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$297,350	$115,938
Accrued expenses	289,578	207,609
Customer deposits	-	1,275
Related party convertible notes payable	300,000	-
Convertible notes payable, net of unamortized discount of $426,118 and $153,096, respectively	298,181	522,396
Related party notes payable	15,000	-
Derivative liabilities	3,788,661	1,672,726
Warrant liability	7,422	31,401
Total current liabilities	4,996,192	2,551,345

Long term liabilities:
Convertible notes payable, long-term, net of unamortized discount of $109,065 and $655,607, respectively	147,518	300,156
Related party notes payable, long-term	-	265,000
Other liabilities, long-term	-	12,235
Total liabilities	5,143,710	3,128,736

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.00001 par value - 100,000,000 authorized; 500,000 outstanding at December 31, 2015 and September 30, 2015	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000 shares; 244,570,234 issued at March 31, 2016, 265,479,609 outstanding at March 31, 2016 and 19,896,521 issued at September 30, 2015, 19,455,896 outstanding at September 30, 2015	2,655	192
Common stock to be issued	90,000	-
Additional paid-in capital	29,332,209	26,412,800
Prepaid stock-based compensation	(100,000)	-
Treasury stock, 1,025,625 and 690,625 shares at March 31, 2016 and September 30, 2015, respectively	(372,601)	(367,531)
Accumulated deficit	(33,467,206)	(28,166,745)
Total stockholders' deficit	(4,514,943)	(2,121,284)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$628,767	$1,007,452

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Revenue	$487,400	$415,259	$734,228	$801,902

Cost of revenue	449,306	297,642	654,715	447,528

Gross profit	38,094	117,617	79,513	354,374

Operating expenses:
Sales and marketing [A]	126,527	296,058	258,372	365,338
Research and development	11,099	200	46,698	52,053
General and administrative [B]	255,297	398,343	560,849	1,373,050
Total operating expenses	392,923	694,601	865,919	1,790,441

Operating loss	(354,829)	(576,984)	(786,406)	(1,436,067)

Other income (expense):
Interest expense	(540,942)	(93,488)	(1,318,885)	(171,478)
Interest expense - related party	(4,778)	(6,587)	(9,016)	(152,150)
Change in derivative liabilities	(1,996,998)	414,654	(2,126,858)	1,824,479
Gain on settlement	-	367,531	-	625,461
Loss on debt extinguishment, net	-	(19,981)	-	(19,981)
Excess of fair value of embedded conversion features	(1,058,496)	-	(1,058,496)	-
Total other income (expense), net	(3,601,214)	662,129	(4,513,255)	2,106,331

Income (loss) before provision for income taxes	(3,956,043)	85,145	(5,299,661)	670,264

Provision for income taxes	-	-	800	2,209

Net income (loss)	$(3,956,043)	$85,145	$(5,300,461)	$668,055

Net loss available to common shareholders:
Income (loss) per common share - basic	$(0.03)	$0.02	$(0.04)	$0.09
Income (loss) per common share - diluted	$(0.03)	$0.01	$(0.04)	$0.07

Weighted average shares - basic	116,275,351	11,148,666	148,949,185	10,918,103
Weighted average shares - diluted	116,275,351	13,871,488	148,949,185	13,605,046

[A] Stock-based compensation was $2,457 and $0, and $34,800 and $140,886 for the three and six months ended March 31, 2016 and 2015, respectively.

[B] Stock-based compensation was $465 and $0, and $35,265 and $636,683 for the three and six months ended March 31, 2016 and 2015, respectively.

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended March 31, 2016
(Unaudited)

	Series A		Common Stock			Additional		Prepaid		Total
	Preferred Stock		to be	Common Stock		Paid-in	Accumulated	Stock-based	Treasury	Stockholders'
	Shares	Amount	Issued	Shares	Amount	Capital	Deficit	Compensation	Stock	Deficit
Balance at September 30, 2015 (Restated)	500,000	-	-	19,205,896	192	26,412,800	(28,166,745)	-	(367,531)	(2,121,284)
Conversion of notes payable and accrued interest	-	-	-	219,527,208	2,196	2,651,209	-	-	-	2,653,405
Conversion of unpaid wages	-	-	-	4,138,888	41	95,667	-	-	-	95,708
Common stock issued for services	-	-	-	1,442,617	14	31,675	-	-	-	31,689
Common stock issued for bonuses	-	-	-	1,500,000	15	35,985	-	-	-	36,000
Surrender of common stock	-	-	-	(335,000)	(3)	5,073	-	-	(5,070)	-
Common stock to be issued	-	-	90,000	-	-	-	-	-	-	90,000
Common stock issued to CEO	-	-	-	20,000,000	200	99,800	-	(100,000)	-	-
Net income	-	-	-	-	-	-	(5,300,461)	-	-	(5,300,461)
Balance at March 31, 2016	500,000	$-	$90,000	$265,479,609	$2,655	$29,332,209	$(33,467,206)	$(100,000)	$(372,601)	$(4,514,943)

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Month Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(5,300,461)	$668,055
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	76,533	29,815
Accretion of debt discounts	1,041,921	101,881
Excess of fair value of embedded conversion features	1,058,496
Fair value in excess of stock issued for conversion of notes payable and accrued interest	112	122,909
Loss (gain) on change in derivative liabilities	2,126,858	(1,824,479)
Gain on settlement	-	(625,461)
Forbearance and assignment settlements	190,718	-
Loss on debt extinguishments, net	-	19,981
Common stock issued for services	31,689	36,769
Stock-based compensation	36,000	826,052
Changes in operating assets and liabilities:
Accounts receivable	5,081	(13,841)
Inventory	(15,732)	(60,598)
Other assets	13,510	10,673
Accounts payable	181,412	149,747
Accrued expenses	188,545	68,567
Net cash used in operating activities	(365,318)	(489,930)

Cash flows from investing activities:
Capital expenditures	(42,475)	(42,746)
Purchase of trademarks and pending patents	-	(9,105)
Net proceeds from settlement	-	62,930
Net cash provided by (used in) investing activities	(42,475)	11,079

Cash flows from financing activities:
Net proceeds from common stock to be issued	90,000	-
Net proceeds from issuance of convertible notes payable	46,000	835,000
Net proceeds from issuances of related party convertible notes payable	50,000	-
Repayments on related party notes payable	-	(72,828)
Repayments on convertible notes payable	-	(40,000)
Repayments on related party convertible notes payable	-	(50,000)
Net cash provided by financing activities	186,000	672,172

Net change in cash	(221,793)	193,321
Cash, beginning of period	273,904	48,370
Cash, end of period	$52,111	$241,691

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$18,788
Taxes	$800	$2,209

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest	$2,653,405	$370,260

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

GOING CONCERN

VAPE’s consolidated financial statements reflect a net loss of $5,300,461 during the six months ended March 31, 2016. As of March 31, 2016, we had cash of $52,111 and a working capital deficit of $4,574,844. VAPE has suffered an accumulated deficit of $33,467,206 and during the six months ended March 31, 2016, the Company took steps to curtail its Offset, HIVE Glass and HIVE Supply business lines to focus more on consumer vaporization products including the launch of “Revival” discussed above. The Company also curtailed its THE HIVE retail store in order to reduce overhead costs and focus on HIVE Ceramics. Moreover, the Company curtailed its exploration into providing real estate, management and consulting solutions to the legal cannabis industry in states where such cannabis cultivation and extraction is legal. The Company was never able to execute on any of these plans and ultimately determined that the Company’s capital reserves for such projects as well as the risks inherent in each project due to the current regulatory environment surrounding the cannabis industry made this line of business too difficult to pursue. All of which have resulted in losses and opportunity costs. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management is skeptical that VAPE will obtain funding for operations for the foreseeable future; there are no assurances that the Company will obtain such funding. VAPE’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern. See Note 10 for subsequent events regarding financing activities.

VAPE is currently involved in litigation with 2 convertible promissory note holders seeking the specific performance of VAPE’s issuance of shares underlying denied conversion notices. VAPE is also currently negotiating with a third noteholder threatening similar litigation. VAPE shall vigorously defend the lawsuits; however, if these noteholders are allowed to convert their respective notes VAPE shareholders will experience substantial dilution.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016 and September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued liabilities, and notes payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at March 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$52,111	$-	$-	$52,111
Total assets measured at fair value	$52,111	$-	$-	$52,111

Liabilities
Derivative instruments	$-	$3,796,083	$-	$3,796,083
Total liabilities measured at fair value	$-	$3,796,083	$-	$3,796,083

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

Customers

Three (3) customers accounted for 70% of our accounts receivable as of March 31, 2016. One (1) customer accounted for 37% of our accounts receivable as of September 30, 2015. The loss of these customers would have a significant impact on the Company’s financial results.

Suppliers

Two (2) suppliers accounted for 73% and 74% of our purchases during the three and six months ended March 31, 2016. Two (2) suppliers and one (1) supplier accounted for 79% and 70% of our purchases during the three and six months ended March 31, 2015. The loss of these suppliers would have a significant impact on the Company’s financial results.

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

Long-lived assets, such as fixed assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. During the three and six months ended March 31, 2016 and 2015, the Company did not record any impairment of its trademarks as its expected future cash flows are in excess of their carrying amounts.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and that have alternative future uses, both in research and development, marketing or sales, will be classified as fixed assets and depreciated over their estimated useful lives. To date, research and development costs include the research and development expenses related to prototypes of the Company’s products. During the three and months ended March 31, 2016 and 2015, research and development costs were $11,099 and $200, and $46,698 and $52,053, respectively.

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

The following is a summary of outstanding securities that would have been included in the calculation of diluted shares outstanding since the exercise prices did not exceed the average market value of the Company’s common stock if the Company generated net income for the three and six months ended March 31, 2016:

	For the Three Months Ended	For the Six Months Ended
	March 31,	March 31,
	2016	2016
Series A Preferred stock	500,000	500,000
Common stock warrants	1,184,726	1,184,726
Convertible notes	631,560,394	631,560,394
	633,245,120	633,245,120

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

The following weighted average variables were used in the Black Scholes model for all option issuances valued during the six months ended March 31, 2016 and 2015:

Six Months Ended March,	Stock Price at Grant Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
2016	n/a	n/a	n/a	n/a	n/a	n/a
2015	$0.73	n/a	$0.73	2.2%	380%	10.0

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued Accounting Standard Update ("ASU") 2015-03 Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company adopted the policy during the quarter ending March 31, 2016.

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

NOTE 3.   FIXED ASSETS

The following is a summary of fixed assets as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Molds and Tooling	$218,490	$176,015
Leasehold improvements	-	29,795
Accumulated depreciation	(134,221)	(87,483)
	$84,269	$118,327

During the six months ended March 31, 2016 and 2015, depreciation expense included in cost of revenue were $76,533 and $29,815, respectively.

NOTE 4.   ACCRUED EXPENSES

The following is a summary of accrued expenses as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Accrued interest	$120,529	$46,337
Accrued interest - related party	33,554	24,538
Accrued wages and taxes	121,122	112,322
Other	14,373	24,411
	$289,578	$207,608

As of March 31, 2016, $25,000 for Kyle Tracey, $16,667 for Joe Andreae, $33,742 for Mike Cook, $11,055 for Allan Viernes, $11,055 for Benjamin Beaulieu, and $10,807 for Justin Braune are recorded in accrued wages.

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

The Company has entered into discussions with its convertible noteholders about a consolidation, restructuring and/or buy-out of their notes to resolve these issues. The position taken by the Company may be considered a technical violation of their agreements with the noteholders but none of the noteholders have called a default under the terms of the notes at this time. The Company’s ability to issue common stock other than those presently allocated to noteholders is restricted during this time. The position taken by the Company may be considered a technical violation of their agreements with the noteholders but none of the noteholders have called a default under the terms of the notes at this time. The Company’s ability to issue common stock other than those presently allocated to noteholders is restricted during this time.

The Company is currently involved in litigation with 2 noteholders seeking the specific performance of VAPE’s issuance of shares underlying denied conversion notices. VAPE is also currently negotiating with a third noteholder threatening similar litigation. If the noteholders are allowed to convert their respective notes VAPE shareholders will experience substantial dilution.

The Company’s denial of the conversion notices has triggered a technical default on its convertible notes and have presented amounts due as current liabilities other than those subsequently converted and began accruing interest at their default interest rates.

Further, our funding partner may not commit to purchasing the balance of the notes currently outstanding due to the declining stock market price of the Company’s common stock.

Securities Purchase Agreement

On December 3, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell, and the Investor agreed to purchase, an unsecured convertible promissory note (the “Note”) in the principal amount of $560,000 less an original issue discount (“OID”) of $50,000 and transaction expenses of $10,000 for a total purchase price of $500,000. The Company also paid a finder’s fee in the amount of $25,000 in connection with this transaction, which was recorded as a discount to the note as it was paid from the proceeds. The closing under the Securities Purchase Agreement occurred on December 3, 2014. The Company received $475,000 net proceeds after transactions costs. On December 10, 2015, the Company and the Investor entered into a forbearance agreement regarding the Investor’s convertible note and added $105,000 to the principal and charged to interest expense during the three months ended December 31, 2015. On February 26, 2016, the note was assigned to an accredited investor and $21,874 was added to the principal balance and charged to interest expense during the three and six months ended March 31, 2016.

We amortized $8,333 and $8,333, and $16,667 and $11,111 of the original issue discount to interest expense during the three and six months ended March 31, 2016 and 2015, respectively. In addition, the Company recorded $45,940 in debt issuance costs as a discount on the note and amortized $7,656 and $7,657, and $15,312 and $10,209 to interest expense during the three and six months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company had unamortized current and long-term debt issuance costs of $584 and $4,521, respectively. The original issue discount and debt issuance costs are amortized through the maturity date.

On August 26, 2015, the Company and Investor entered into an Amendment whereby the conversion rate of the note was amended to 55% of the lowest price of the prior fifteen (15) trading days and conversion floor removed which amendment was triggered by the dilutive issuances of the August 2015 convertible note financing thereby entitling Investor to the lowest conversion rate granted during the year ended September 30, 2015 per the terms of the Securities Purchase Agreement. On August 26, 2015, the Company recorded the note as a derivative liability at fair value of $830,921, a derivative discount of $332,666, and the excess in fair value of $498,254 to loss on debt extinguishment. The total loss on debt extinguishment on this note was $582,254. During the three and six months ended March 31, 2016, the Company amortized $124,750 and $249,500 of the derivative discount to interest expense, recorded a loss on the change in fair value of the derivative liability of $655,426 and $862,269, and allocated the fair value of $424,596 and $663,353 of the conversions below to additional paid-in capital and a reduction in the derivative liability, respectively. As of March 31, 2016, the derivative liability was $711,523.

Between October 2015 and March 31, 2016, the Company issued the following conversions for payment towards Investor:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
October 8, 2015	$21,000	$-	$21,000	$0.012	1,818,182
October 16, 2015	18,900	-	18,900	$0.012	1,636,364
October 22, 2015	25,800	-	25,800	$0.011	2,333,786
October 29, 2015	22,460	-	22,460	$0.011	2,031,660
November 11, 2015	33,500	-	33,500	$0.007	4,649,549
November 18, 2015	24,000	-	24,000	$0.006	4,195,804
November 30, 2015	30,000	-	30,000	$0.005	5,741,627
December 11, 2015	22,000	-	22,000	$0.002	9,090,909
December 28, 2015	22,500	-	22,500	$0.002	9,297,521
January 7, 2016	20,000	-	20,000	$0.002	10,101,010
January 20, 2016	12,500	-	12,500	$0.001	10,330,579
February 2, 2016	13,200	-	13,200	$0.001	10,909,091
March 2, 2016	10,627	-	10,627	$0.001	10,169,800
March 10, 2016	11,184	-	11,184	$0.001	10,702,619
March 17, 2016	8,272	-	8,272	$0.001	6,539,200
March 29, 2016	22,797	-	22,797	$0.002	12,191,000
March 31, 2016	22,347	-	22,347	$0.002	11,950,000
	$341,087	$-	$341,087		123,688,701

Subsequent to quarter end, the Investor also enacted the following conversions:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
April 4, 2016	$25,140	$-	$25,140	$0.002	13,444,000
April 7, 2016	21,019	-	21,019	$0.002	11,240,000
April 13, 2016	35,664	-	35,664	$0.002	14,737,000
April 19, 2016	36,711	-	36,711	$0.002	15,170,000
April 20, 2016	18,244	-	18,244	$0.002	7,538,666
	$136,778	$-	$136,778		62,129,666

As a result, as of March 31, 2016, $13,230 and $102,379, net of total unamortized discounts of $4,445 and $34,399 are classified as current and long-term on the accompanying consolidated balance sheet. As of March 31, 2016, there is $27,869 in accrued interest expense related to this note and the Company recorded $9,328 and $14,000, and $17,924 and $18,356 in interest expense during the three and months ended March 31, 2016 and 2015, respectively.

$2M Securities Purchase Agreement

On February 10, 2015, the Company entered into a securities purchase agreement (the “February 2015 Securities Purchase Agreement”) with an accredited investor pursuant to which the Company agreed to sell, and the investor agreed to purchase, an unsecured convertible promissory note (the “$2M Note”) in the principal amount of $2,000,000 less an OID of $182,000 and transaction expenses of $10,000 for a total purchase price of $1,808,000. The closing under the February 2015 Securities Purchase Agreement occurred on February 10, 2015. During the year ended September 30, 2015, the Company received $800,000 toward the $2M Note with an original issue discount of $148,600 and transaction costs for net proceeds of $651,395, respectively. On February 23, 2016, the note was assigned to an accredited investor the same accredited investor as the Security Purchase Agreement was and $36,038 was added to the principal balance and charged to interest expense during the three and six months ended March 31, 2016.

On August 13, 2015, the Company entered into an Amendment, Waiver and Modification Agreement (the “Amendment”) to its $2M Securities Purchase Agreement and related Transaction Documents with Redwood Management, LLC including any designees and or assignees thereto.  Under the terms of the Amendment, the parties agreed to reduce the $2,000,000 outstanding balance of the $2M Note to $800,000 to reflect the total amount funded under the note, to terminate the offsetting investor note securing the additional unfunded balance and to waive any past claims of default or offsetting interest on the $2M Note or investor note. In addition, the conversion rate of the note was amended to 55% of the lowest price of the prior fifteen (15) trading days and conversion floor removed which amendment was triggered by the dilutive issuances of the August 2015 convertible note financing thereby entitling Investor to the lowest conversion rate granted during the year ended September 30, 2015 per the terms of the $2M Securities Purchase Agreement. As a result, we expensed the unamortized discount of $40,000 to loss on debt extinguishment. On August 13, 2015, the carrying value on the note was $655,816, net of unamortized discounts of $94,184. The Company recorded the note as a derivative liability at fair value of $970,956, a derivative discount of $655,816, and the excess in fair value of $315,140 to loss on debt extinguishment. The total loss on debt extinguishment on this note was $369,324. During the three and six months ended March 31, 2016, the Company amortized $47,405 and $472,628 of the derivative discount to interest expense, recorded a loss on the change in fair value of the derivative liability of $312,467 and $323,873, and allocated the fair value of $0 and $324,055 of the conversions below as additional paid-in-capital and a reduction in the derivative liability, respectively. As of March 31, 2016, the derivative liability was $419,321.

The following is summary of conversions by the $2M Note holder (including its assignees) during the six months ended March 31, 2016:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
October 1, 2015	$10,000	$-	$10,000	$0.0148	675,676
October 5, 2015	10,000	-	10,000	$0.0148	675,676
October 6, 2015	13,262	-	13,262	$0.0138	961,000
October 7, 2015	10,000	-	10,000	$0.0115	865,801
October 9, 2015	11,728	-	11,728	$0.0116	1,011,000
October 9, 2015	10,000	-	10,000	$0.0115	865,801
October 12, 2015	14,680	-	14,680	$0.0115	1,271,000
October 13, 2015	11,601	-	11,601	$0.0116	1,000,052
October 15, 2015	14,680	-	14,680	$0.0115	1,271,000
October 19, 2015	17,400	-	17,400	$0.0116	1,500,000
October 19, 2015	15,000	-	15,000	$0.0116	1,298,701
October 20, 2015	16,650	-	16,650	$0.0111	1,500,000
October 21, 2015	17,500	-	17,500	$0.0115	1,515,152
October 23, 2015	20,000	-	20,000	$0.0115	1,731,602
October 26, 2015	24,420	-	24,420	$0.0111	2,200,000
October 29, 2015	26,640	-	26,640	$0.0111	2,400,000
November 2, 2015	29,970	-	29,970	$0.0111	2,700,000
November 2, 2015	20,000	-	20,000	$0.0111	1,809,136
November 5, 2015	32,190	-	32,190	$0.0111	2,900,000
November 10, 2015	28,800	-	28,800	$0.0096	3,000,000
November 12, 2015	23,930	-	23,930	$0.0072	3,323,611
November 17, 2015	16,500	-	16,500	$0.0060	2,727,273
November 19, 2015	1,640	11,225	12,865	$0.0056	2,316,013
November 23, 2015	23,111	-	23,111	$0.0056	4,127,000
November 27, 2015	24,750	-	24,750	$0.0055	4,500,000
December 2, 2015	18,450	-	18,450	$0.0041	4,500,000
December 8, 2015	18,000	-	18,000	$0.0036	5,000,000
December 11, 2015	13,368	-	13,368	$0.0024	5,570,000
December 16, 2015	14,181	-	14,181	$0.0024	5,860,000
December 22, 2015	15,488	-	15,488	$0.0024	6,400,000
December 29, 2015	17,666		17,666	$0.0024	7,300,000
	$541,605	$11,225	$552,830		82,775,494

As a result, as of March 31, 2016, $91,024 is classified as current on the accompanying consolidated balance sheet. During the three and six months ended March 31, 2016 and 2015, the Company amortized $5,279 and $3,200, and $30,713 and $3,200 of the original issue discount to interest expense, respectively. As of March 31, 2016, there is $41,845 in accrued interest expense related to this note and the Company recorded $3,811 and $4,389, and $8,592 and $4,389 in interest expense during the three and six months ended March 31, 2016 and 2015, respectively.

Convertible Note Financing

On August 5, 2015, the Company entered into a series of convertible note financings with several accredited investors totaling an aggregate of $541,000 in aggregate proceeds raised less certain fees and costs as set forth in the financing documents known as the “August 2015 Notes”. The financing was disclosed on the Company’s Current Report on Form 8-K filed on August 11, 2015 and is incorporated herein by reference. The Company recorded an original issue discount of $12,500 along with these notes. On March 7, 2016, $112,000 of these notes were assigned to the same accredited investor previously mentioned and $7,806 was added to the principal balance and recorded as interest expense during the three and six months ended March 31, 2016.

August 2015 Notes

On August 5, 2015, the carrying value on the notes were $419,626, net of unamortized original issue discounts of $9,374. In six months when the note became convertible, the Company recorded the note as a derivative liability at fair value of $1,181,732, a derivative discount of $419,626, and the excess in fair value of $762,106 to excess of fair value of embedded conversion feature. The Company amortizes the derivative discount over the expected life of the related debt. During the three and six months ended March 31, 2016, the Company amortized $107,736 of the derivative discount to interest expense and recorded a loss on the change in fair value of the derivative liability of $396,268. As of March 31, 2016, the derivative liability was $1,578,000. During the three and six months ended March 31 2016, the Company amortized $1,563 and $3,126 of original issue discounts to interest expense. During the three and six months ended March 31 2016, the Company amortized $17,964 and $35,928 of debt issuance costs to interest expense. As of March 31, 2016, $83,773 is classified as current on the accompanying consolidated balance sheet, net of total unamortized discounts of $345,227. As of March 31, 2016, there is $29,434 in accrued interest expense related to these notes and the Company recorded $17,514 and $23,137 in interest expense during the three and six months ended March 31, 2016, respectively.

Additional Funding Under August 2015 Note

On December 15, 2015, an accredited investor provided the Company with $50,000 in additional proceeds under the same terms of their original convertible note with a term of two years. A one-time interest charge of $11,600 was added to the principal of the note. The Company also recorded $4,000 of debt issuance costs as a discount. During the three and six months ended March 31 2016, the Company amortized $500 debt issuance costs to interest expense. As a result, as of March 31, 2016, $58,100 is classified as current on the accompanying consolidated balance sheet, net of total unamortized discounts of $3,500. As of March 31, 2016, there is default interest of $1,848 in accrued interest expense related to these notes and the Company recorded $1,848 during the three and six months ended March 31, 2016, respectively. The Company will record an embedded conversion feature at estimated fair value as a derivative liability at fair value in six months if and when the notes become convertible.

Assigned 2015 Notes

On August 5, 2015, the carrying value on an assigned note was $112,000. In six months when the note became convertible, the Company recorded the note as a derivative liability at fair value of $400,722, a derivative discount of $112,000, and the excess in fair value of $288,722 to loss on debt extinguishment. During the three and six months ended March 31, 2016, the Company amortized $37,333 of the derivative discount to interest expense and recorded a loss on the change in fair value of the derivative liability of $293,003. As of March 31, 2016, the derivative liability was $693,725. During the three and six months ended March 31 2016, the Company amortized $3,429 and $8,571 of debt issuance costs to interest expense.

Subsequent to quarter end, the Company enacted the following conversions:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
April 20, 2016	$16,117	$-	$16,117	$0.0024	6,660,000
April 25, 2016	46,349	-	46,349	$0.0029	15,900,000
May 5, 2016	37,744	-	37,744	$0.0025	15,250,000
May 18, 2016	19,597	1,594	21,191	$0.0020	10,413,268
	$119,867	$1,594	$121,401		48,223,268

As a result, as of March 31, 2016, $45,140 is classified as long-term on the accompanying consolidated balance sheet, net of total unamortized discounts of $74,667. As of March 31, 2016, there is $10,937 in accrued interest expense related to these notes and the Company recorded $5,412 and $8,847 in interest expense during the three and six months ended March 31, 2016, respectively.

On August 12, 2015, the Company entered into an additional convertible note financing transaction with an accredited investor in the principal amount of $105,000 less fees and costs. The same accredited investor was assigned mentioned above was assigned this note and $20,000 was added to the principal balance and recorded as interest expense during the three and six months ended March 31, 2016. The closing under the financing occurred concurrently with the execution of the financing documents on August 12, 2015. The convertible note bears interest at the rate of 8% per annum and is convertible into common stock of the Company at any time after 180 days from issuance of the note at a conversion price per share equal to 58% of the average of the lowest trading price of the common stock in the thirteen (13) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible note in the first 180 days from closing subject to a prepayment penalty of 150% of principal plus interest. The maturity date of the convertible note is June 12, 2016 subject to the noteholder’s right to extend maturity an additional nine (9) month period. The Company recorded an original issue discount of $5,000 along with this note. In six months when the note became convertible, the Company recorded the note as a derivative liability at fair value of $110,669, a derivative discount of $103,000, and the excess in fair value of $7,669 to loss on debt extinguishment. During the three and six months ended March 31, 2016, the Company amortized $34,333 of the derivative discount to interest expense and recorded a loss on the change in fair value of the derivative liability of $275,424. As of March 31, 2016, the derivative liability was $386,093. During the three and six months ended March 31 2016, the Company amortized $1,500 and $3,000 of original issue discounts to interest expense. During the three and six months ended March 31 2016, the Company amortized $4,920 and $9,840 of debt issuance costs to interest expense. As a result, as of March 31, 2016, $52,053 is classified as current on the accompanying consolidated balance sheet, net of total unamortized discounts of $72,947. As of March 31, 2016, there is $8,597 in accrued interest expense related to these notes and the Company recorded $5,307 and $7,453 in interest expense during the three and six months ended March 31, 2016, respectively.

The foregoing descriptions of the August 12, 2015 note financing and related documentation do not purport to be complete and are qualified in their entirety by reference to the full text of the documents, which are filed as exhibits to this Quarterly Report on Form 10-K/A and are incorporated herein by reference.

NOTE 6.   RELATED PARTY DEBT

Related Party Note

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013. This payable was converted into a note payable on December 7, 2013. The note payable bears interest of 6% per annum with a maturity date of December 1, 2016. As of March 31, 2016, there is $2,102 in accrued interest expense related to this note and the Company recorded $228 and $458 in interest expense related to this note during the three and six months ended March 31, 2016.

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

During the three and six months ended March 31, 2016, the Company recorded $4,550 and $8,558 of interest expense related to the notes. As of December 31, 2015, $300,000 of the Series B Notes along with $31,452 of accrued interest are outstanding. The Board of Directors authorized the designation of the Series B Preferred Stock pursuant to the authority of the Certificate of Incorporation, which confers said authority on the Board, and the issuance of the Series B Notes pursuant to a unanimous written consent of the Board dated December 10, 2015. The value ascribed to the Series B Notes were based on the fixed conversion price of the instruments into common stock and such no beneficial conversion feature was recorded.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

Office Lease

As of March 31, 2016, the Company leases a 2,500 square foot office in Agoura Hills, California for approximately $2,500 per month which expires in December 2017.

Warrant Liability

The Company recorded the estimated settlement liability as of March 31, 2016 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. We believe the issuance of convertible notes in the three months ended March 31, 2016 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the six months ended March 31, 2016 and a long-term warrant liability of $29,430,022 as of March 31, 2016 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices discussed above. As of March 31, 2016, the estimated settlement liability is $7,422 based on the fair market value of 1,184,727 remaining warrants and therefore the Company recorded a gain (loss) on the change in warrant liability of ($2,745) and $414,654, and $23,979 and 1,824,479 during the three and six months ended March 31, 2016 and 2015, respectively.

Settlement of Company Legal Claims

On December 15, 2014, the Company recorded a gain on settlement of $257,930 for a confidential settlement by and between the Company and certain shareholders and related parties as settlement for certain potential legal claims held by the Company. As a result of the settlement, the Company received net proceeds of $62,930 and vendor credits of $200,000 during the three months ended December 31, 2014. A total of $325,000 in vendor credits has been received in connection with the settlement and no further credits will be given. In January 2015, the Company received 440,625 shares from the settlement that was assigned to officers of the Company. The officers decided it was in the best interest of the Company to return these shares to the Company to be used for future strategic issuances. Accordingly, the 440,625 shares valued at $367,531 were recorded as treasury stock as of March 31, 2015. The Company recorded a gain on settlement of $0 and $367,531, and $0 and $625,461 during the three and six months ended March 31, 2016 and 2015, respectively.

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

In February 2016, Justin Braune elected to take $15,000 of wages as common stock. The shares will formally be issued once the debt conversions and capital structure restrictions have been resolved.

On March 31, 2016, the Company’s Board of Directors issued 250,000 shares of restricted common stock to Justin Braune at $0.01 per share for payment of $2,375 in accrued wages.

To date, the Company has issued but not delivered 28,702,167 shares of common stock to Justin Braune in accrued wages.

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

WARRANTS

The table below summarizes the Company’s warrant activity during the six month period ended March 31, 2016:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at September 30, 2015	1,184,726	$0.114	0.9	$739,812
Warrants issued	-	-
Warrants exercised	-	-
Cancelled/forfeited/expired	-	-
Warrants outstanding at March 31, 2016	1,184,726	$0.003	0.1	$11,179

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

TRADEMARKS

On March 27, 2014, the Company and Stone Arch Studio, LLC entered into a Trademark Assignment Agreement whereby the Company acquired all right, title, priority and interest to the HIVE trademark U.S. Registration No. 44513069 as registered with the U.S. Patent and Trade Office (“USPTO”). This acquisition further protects the Company’s HIVE Ceramics brand vaporization line. In addition, the Company has filed for trademark protection with the USPTO on several additional trademarks and tradenames to be utilized by the Company in the future as the marks register. As of March 31, 2016, the Company has capitalized $123,150 in costs related to the trademarks.

PATENTS

On March 27, 2014, the Company formally closed its acquisition of the patent pending HIVE Ceramics vaporization technology. The Company has already begun exploiting this technology and intends to prosecute the patent application to completion. As of March 31, 2016, the Company has no patent costs capitalized.

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

NOTE 10.   SUBSEQUENT EVENTS

See Note 5 regarding subsequent conversions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide information about VAPE’s financial condition and results of operations for the three and six months ended March 31, 2016 and 2015. This information should be read in conjunction with VAPE’s audited consolidated financial statements for the year ended September 30, 2015 and 2014. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes, or business conditions will not differ materially from those projected or suggested in such forward-looking statements.

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

For the Three Months Ended March 31, 2016 and 2015

Net Income (Loss). For the three months ended March 31, 2016 and 2015, net income (loss) was ($3,956,043) and $85,145, respectively.

Revenue. For the three months ended March 31, 2016 and 2015, revenue was $487,400 and $415,259, respectively. Revenue was greater in 2016 due to the new trending products of HIVE Ceramics such as the Honey Bucket.

Cost of Revenue. For the three months ended March 31, 2016 and 2015, cost of revenue was $449,306 and $297,642, respectively. In 2016, cost of revenue included approximately $156,000 of ceramic products costs, $18,000 vaporizer pen costs, $38,000 of depreciation, $9,000 of freight, and $10,000 of occupancy and warehouse costs, and $73,000 of royalties. In 2015, cost of revenue includes approximately $85,000 of ceramic products costs, $17,000 of merchandise costs, $13,000 of depreciation, $27,000 of freight costs, $15,000 of merchant fees, $16,000 of warehouse costs, $68,000 of quality assurance, write down of inventory of $72,000, and $8,000 of royalties.

Gross Profit. For the three months ended March 31, 2016 and 2015, gross profit was $38,094 or 8% and $117,617or 28%, respectively. Gross profit decreased due to higher failure rates and write down of inventory than expected of ceramics.

Sales and Marketing. For the three months ended March 31, 2016 and 2015, sales and marketing expenses were $126,527 and $296,058, respectively. In 2016, sales and marketing expenses included approximately $40,000 of general advertising, $18,000 of outside sales expense, $41,000 of payroll expenses, and $2,000 of trade show expenses. In 2015, sales and marketing expenses included approximately $4,000 of general advertising, $11,000 of outside sales expense, $26,000 of E-commerce costs, $14,000 of payroll expenses, $46,000 of stock-based compensation, and $30,000 of trade show expenses.

Research and Development. For the three months ended March 31, 2016 and 2015, research and development expenses were $11,099 and $200, respectively. In 2016, research and development expenses included approximately $3,000 for product design prototypes and $5,000 of severance benefits.

General and Administrative. For the three months ended March 31, 2016 and 2015, general and administrative expenses were $255,297 and $398,343, respectively. In 2016, general and administrative expenses included approximately $11,000 of insurance expense, $11,000 of office expense, $123,000 of payroll expenses, $32,000 of accounting fees, $27,000 of legal fees, $2,000 of stock-based compensation, and $7,000 of travel expense. In 2015, general and administrative expenses included approximately $8,000 of insurance expense, $41,000 of office expense, $109,000 of payroll, $20,000 of accounting fees, $42,000 of business development, $40,000 of legal fees, $195,000 of stock-based compensation, and $58,000 of travel expense.

Interest Expense. For the three months ended March 31, 2016 and 2015, interest expense was $540,942 and $93,488 respectively. In 2016, interest expense included approximately $368,000 of accretion of debt discounts, $49,000 of amortization of deferred financing costs, and $124,000 of interest expense. In 2015, interest expense included approximately $64,000 of accretion of debt discounts, $9,000 of amortization of deferred financing costs, and $20,000 of interest expense. In 2014, interest expense on convertible notes payable was $51,659.

Interest Expense - related party. For the three months ended March 31, 2016 and 2015, related party interest expense was $4,778 and $6,587, respectively. In 2016, interest expense was approximately $4,000 on related party notes payable. In 2015, related party interest expense included approximately $2,000 of accretion of related party debt discounts and $5,000 of related party interest expense.

Change in Derivative Liabilities. For the three months ended March 31, 2016 and 2015, the (loss) gain on change in derivative liabilities was $(1,996,998) and 414,654, respectively due to the fluctuation in the stock price.

Gain on Settlement. For the three months ended March 31, 2016 and 2015, the gain on settlement was $0 and $367,531, respectively due to a confidential settlement by and between the Company and certain shareholders. In January 2015, the Company received 440,625 shares from the settlement that was to be assigned to the officers of the Company. The officers decided it was in the best interest to return these shares to the Company to be used for future strategic issuances. Accordingly, the 440,625 shares valued at $367,531 were recorded as treasury stock at March 31, 2015 and the Company recorded a gain on settlement of $367,531 during the three months ended March 31, 2015.

Excess of Fair Value of Embedded Conversion Features. For the three months ended March 31, 2016 and 2015, the excess of fair value of embedded conversion features was $1,058,496 and $0 based on the excess of fair value of the embedded conversion features of the notes the Company entered into in August 2015 that became convertible during the period.

For the Six Months Ended March 31, 2016 and 2015

Net Income (Loss). For the six months ended March 31, 2016 and 2015, net income (loss) was ($5,300,461) and $668,055, respectively.

Revenue. For the six months ended March 31, 2016 and 2015, revenue was $734,228 and $801,902, respectively. Revenue decreased in 2016 due to a decrease in new trending products of HIVE Ceramics.

Cost of Revenue. For the six months ended March 31, 2016 and 2015, cost of revenue was $654,715 and $447,528, respectively. In 2016, cost of revenue included approximately $248,000 of ceramic products costs, $18,000 of vaporizer pen costs, $77,000 of depreciation, $34,000 of freight, and $30,000 of occupancy and warehouse costs, and $78,000 of royalties. In 2015, cost of revenue includes approximately $138,000 of products costs, $17,000 of merchandise costs, $30,000 of depreciation, $65,000 of freight costs, $40,000 of merchant fees, $28,000 of warehouse costs, $87,000 of quality assurance costs, and $16,000 of royalties.

Gross Profit. For the six months ended March 31, 2016 and 2015, gross profit was $79,513 or 11% and $354,374 or 44%, respectively. Gross profit decreased due to higher failure rates than expected of ceramics.

Sales and Marketing. For the six months ended March 31, 2016 and 2015, sales and marketing expenses were $258,372 and $365,338, respectively. In 2016, sales and marketing expenses included approximately $43,000 of general advertising, $32,000 of outside sales expense, $91,000 of payroll expenses, $35,000 of stock-based compensation, and $9,000 of trade show expenses. In 2015, sales and marketing expenses included approximately $5,000 of general advertising, $25,000 of outside sales expense, $41,000 of E-commerce costs, $60,000 of payroll expense, $141,000 of stock-based compensation, and $30,000 of trade show related expenses.

Research and Development. For six months ended March 31, 2016 and 2015, research and development expenses were $46,698 and $52,053, respectively. In 2016, research and development expenses included approximately $4,000 for product design prototypes, $20,000 of payroll expenses, and $8,000 of travel expenses. In 2015, it consisted of approximately $52,000 of product design prototypes and research equipment.

General and Administrative. For the six months ended March 31, 2016 and 2015, general and administrative expenses were $560,849 and $1,373,050, respectively. In 2016, general and administrative expenses included approximately $23,000 of insurance expense, $25,000 of office expense, $223,000 of payroll expenses, $44,000 of accounting fees, $85,000 of legal fees, $35,000 of stock-based compensation, and $17,000 of travel expense. In 2015, general and administrative expenses included approximately $21,000 of insurance expense, $75,000 of office expense, $225,000 of payroll, $45,000 of accounting fees, $42,000 of business development, $125,000 of legal fees, $673,000 of stock-based compensation, and $72,000 of travel expense.

Interest Expense. For the six months ended March 31, 2016 and 2015, interest expense was $1,318,885 and $171,478 respectively. In 2016, interest expense included approximately $955,000 of accretion of debt discounts, $87,000 of amortization of deferred financing costs, and $277,000 of interest expense. In 2015, interest expense included approximately $98,000 of accretion of debt discounts, $12,000 of amortization of deferred financing costs, $32,000 of non-cash interest expense, and $30,000 of interest expense

Interest Expense - related party. For the three months ended December 31, 2015 and 2014, related party interest expense was $9,016 and $152,150, respectively. In 2016, interest expense was approximately $9,000 on related party notes payable. In 2015, related party interest expense included approximately $4,000 of accretion of related party debt discounts, $135,000 of related party non-cash interest expense, and $13,000 of related party interest expense.

Change in Derivative Liabilities. For the six months ended March 31, 2016 and 2015, the (loss) gain on change in derivative liabilities was $(1,996,998) and 414,654, respectively due to the fluctuation in the stock price.

Gain on Settlement. For the six months ended March 31, 2016 and 2015, the gain on settlement was $0 and $625,461, respectively due to a confidential settlement by and between the Company and certain shareholders. On December 15, 2014, the Company recorded a gain on settlement of $257,930 for a confidential settlement by and between the Company and certain shareholders and related parties as settlement for certain potential legal claims held by the Company. As a result of the settlement, the Company received net proceeds of $62,930 and vendor credits of $200,000 during the three months ended December 31, 2014. A total of $325,000 in vendor credits has been received in connection with the settlement and no further credits will be given. In January 2015, the Company received 440,625 shares from the settlement that was to be assigned to the officers of the Company. The officers decided it was in the best interest to return these shares to the Company to be used for future strategic issuances. Accordingly, the 440,625 shares were recorded as treasury stock and a gain on settlement valued at $367,531.

Excess of fair value of embedded conversion features. For the six months ended March 31, 2016 and 2015, the excess of fair value of embedded conversion features was $1,058,496 and $0 based on the excess of fair value of the embedded conversion features of the notes the Company entered into in August 2015 that became convertible during the period.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $52,111 and a working capital deficit of $4,574,844 as compared to cash of $273,904 and a working capital deficit of $1,797,437 as of September 30, 2015. We believe our current liquidity and securities purchase commitments will be sufficient to continue operating as a going concern through March 2016.

We had total liabilities of $5,143,710 as of March 31, 2016, including current liabilities of $297,350 of accounts payable, $289,578 of accrued expenses, $298,181 of convertible notes payable, and $15,000 of related party notes payable, and of $300,000 related party related convertible notes payable, $3,788,661 of derivative liabilities, $7,422 of warrant liability, and long-term liabilities of $147,518 of convertible notes payable. We had total liabilities of $3,128,736 as of September 30, 2015, including current liabilities of $115,938 of accounts payable, $207,609 of accrued expenses, customer deposits of $1,275, and $522,396 of convertible notes payable, $1,672,726, $31,401 of warrant liability, and long-term liabilities of $300,156 of convertible notes payable, $265,000 of related party notes payable, and $12,235 of other liabilities.

We had a total stockholders’ deficit of $4,514,943 and an accumulated deficit of $33,467,206 as of March 31, 2016.

We used $365,318 of cash in operating activities during the six months ended March 31, 2016, which was attributable to our net loss of $5,300,461, which was offset by $76,533 of depreciation, $2,126,858 loss on change in derivative liabilities, $1,041,921 of accretion of debt discounts, $1,058,496 of excess of fair value of embedded conversion features, $36,000 of stock-based compensation, $31,689 of common stock issued for services, $190,718 of forbearance and assignment settlements charged to interest expense, $112 of excess of stock issued for conversion of notes payable and accrued interest, and $372,816 of net cash provided by the change in operating assets and liabilities. We used $489,930 of cash in operating activities during the six months ended March 31, 2015, which was attributable to our net income of $668,055, which was offset by $29,815 of depreciation, $1,824,479 gain on change in warrant liability, $625,461 gain on settlement, $101,881 of accretion of debt discounts, $122,909 of excess of fair value of stock issued for conversion of notes payable and accrued interest, $826,052 of stock-based compensation, and $154,549 of net cash provided by change in operating assets and liabilities.

VAPE’s consolidated financial statements reflect a net loss of $5,300,461 during the six months ended March 31, 2016. As of March 31, 2016, we had cash of $52,111 and a working capital deficit of $4,574,844. VAPE has suffered an accumulated deficit of $33,467,206 and during the six months ended December 31, 2015, the Company took steps to curtail its Offset, HIVE Glass and HIVE Supply business lines to focus more on consumer vaporization products including the launch of “Revival” discussed above. The Company also curtailed its ‘THE HIVE’ retail store in order to reduce overhead costs and focus on HIVE Ceramics. Moreover, the Company curtailed its exploration into providing real estate, management and consulting solutions to the legal cannabis industry in states where such cannabis cultivation and extraction is legal. The Company was never able to execute on any of these plans and ultimately determined that the Company’s capital reserves for such projects as well as the risks inherent in each project due to the current regulatory environment surrounding the cannabis industry made this line of business too difficult to pursue. All of which have resulted in losses and opportunity costs. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding. VAPE’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

In connection with the Third Party Debt Conversions (see Note 5), each of the Company’s convertible noteholders is entitled to a “share reserve” per their agreements with the Company which entitle them to reserve a certain allotment of common stock out of the authorized but unissued common stock of the Company for future conversions of their notes. The Company is further obligated under the agreements to increase the Company’s authorized share count to accommodate for a sufficient amount of share reserves. Due to the declining market price of the Company’s common stock, the noteholders have reserve claims in excess of the common stock authorized at this time. The Company has lost the ability to increase the share reserves due to the significantly increased outstanding held by convertible noteholders and a shareholder vote is required to increase the authorized amount of shares the Company may issue. Further, the combination of limited capital and depleted share reserves have severely damaged the Company’s ability to find continued finance, properly run the Company, and proceed with business to include any mergers or acquisitions or any transactions that would require available stock.

The Company has entered into discussions with its convertible noteholders about a consolidation, restructuring and/or buy-out of their notes to resolve these issues. The position taken by the Company may be considered a technical violation of their agreements with the noteholders but none of the noteholders have called a default under the terms of the notes at this time. The Company’s ability to issue common stock other than those presently allocated to noteholders is restricted during this time.

Investing activities used $42,475 during the six months ended March 31, 2016 consisting of $42,475 of capital expenditures. Investing activities provided $11,079 during the six months ended March 31, 2015 consisting of $62,930 of net proceeds from settlement offset by $42,746 of capital expenditures and $9,105 for trademarks and pending patents.

We had $186,000 of net cash provided by financing activities during the six months ended March 31, 2016 consisting of $90,000 of net proceeds from common stock to be issued and $96,000 of net proceeds from issuance of convertible notes payable. We had $672,172 of net cash provided by financing activities during the six months ended March 31, 2015 consisting of $835,000 of net proceeds from issuance of a convertible notes payable and repayments on convertible notes payable of $40,000, repayments on related party convertible notes payable of $50,000, and repayments on related party notes payable of $72,828.

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

VAPE is currently out of authorized shares to operate properly as this severely affects our ability to finance continued operation, make business transactions, compensate employees, and compensate vendors.

VAPE is currently involved in litigation with convertible noteholders seeking the specific performance of VAPE’s issuance of shares underlying a denied conversion notice. If the noteholders are allowed to convert their respective notes VAPE shareholders will experience substantial dilution.

VAPE is not able to pay base salaries of its officers and directors.

VAPE cannot currently pay its vendors.

VAPE does not have sufficient capital to reorder Revival products to fulfill orders ready to be placed on the books.

VAPE does not have sufficient capital to order new HIVE Ceramics products.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2016, we have a material weakness with regards to our disclosure controls and procedures not designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of VAPE’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2016.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

On February 22, 2016, a convertible promissory note holder, Union Capital, LLC (“Union”), filed suit against VAPE in the United States District Court for the Southern District of New York claiming breach of contract and conversion and seeking specific performance, permanent injunction, and damages arising from VAPE’s rejection of certain conversion notices submitted by Union. On February 24, 2016, the Court denied Union’s request for a TRO holding that Union failed to meet its burden of establishing irreparable harm and ordered VAPE to show cause why a preliminary injunction should not be granted. The Court denied Union’s attempt to obtain a preliminary injunction. VAPE believes the terms of Union’s convertible note are void and unenforceable and Union’s attempted conversion constitutes, among other things, intent to commit securities fraud. We shall continue to vigorously defend this lawsuit.

On May 3, 2016, convertible promissory note holder LG Capital Funding, LLC, (“LG”), filed suit against VAPE in the United State District Court for the Eastern District of New York claiming breach of contract and conversion and seeking a preliminary injunction and declaratory relief arising from VAPE’s rejection of certain conversion notices submitted by LG. VAPE believes the terms of LG’s convertible note are void and unenforceable and LG’s attempted conversion constitutes, among other things, intent to commit securities fraud. VAPE shall continue to vigorously defend this lawsuit.

VAPE is currently negotiating with a third convertible promissory noteholder threatening similar lawsuit seeking the specific performance of VAPE’s issuance of shares underlying a denied conversion notice. In the event this noteholder institutes litigation, VAPE shall vigorously defend the lawsuit.

If the noteholders are allowed to convert their respective notes VAPE shareholders will experience substantial dilution.

Item 1A. Risk Factors

VAPE is a smaller reporting company and is therefore not required to provide this information.

VAPE is a smaller reporting company and is therefore not required to provide this information.

VAPE is currently out of authorized shares to operate properly as this severely affects our ability to finance continued operation, make business transactions, compensate employees, and compensate vendors.

VAPE is currently involved in litigation with convertible noteholders seeking the specific performance of VAPE’s issuance of shares underlying a denied conversion notice. If the noteholders are allowed to convert their respective notes VAPE shareholders will experience substantial dilution.

VAPE is not able to pay base salaries of its officers and directors.

VAPE cannot currently pay its vendors.

VAPE does not have sufficient capital to reorder Revival products to fulfill orders ready to be placed on the books.

VAPE does not have sufficient capital to order new HIVE Ceramics products.

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