Form 10-Q
period 2016-06-30
Vape Holdings, Inc.
filed 2017-04-27
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Number of shares of Common Stock outstanding at April 27, 2017:

Common Stock, par value $0.00001 per share	657,936,872
(Class)	(Number of Shares)

VAPE HOLDINGS INC.

FORM 10-Q

June 30, 2016

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

VAPE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

		Restated
	June 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash	$5,410	$273,904
Accounts receivable	14,402	72,401
Inventory	22,806	194,937
Prepaid inventory	16,000	64,079
Other current assets	13,465	40,679
Deferred financing costs	-	107,908
Total current assets	72,083	753,908

Fixed assets, net of accumulated depreciation	54,461	118,327
Trademarks	123,150	123,150
Deferred financing costs, long-term	-	12,067
TOTAL ASSETS	$249,694	$1,007,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$336,090	$115,938
Accrued expenses	404,586	207,609
Customer deposits	-	1,275
Related party convertible notes payable	300,000	-
Convertible notes payable, net of unamortized discount of $287,064 and $153,096, respectively	251,961	522,396
Related party notes payable	15,000	-
Derivative liabilities	724,729	1,672,726
Warrant liability	-	31,401
Total current liabilities	2,032,366	2,551,345

Long term liabilities:
Convertible notes payable, long-term, net of unamortized discount of $17,167 and $655,607, respectively	182,833	300,156
Related party notes payable, long-term	-	265,000
Settlement liability	151,000	-
Other liabilities, long-term	-	12,235
Total liabilities	2,366,199	3,128,736

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value - 100,000,000 authorized; 500,000 outstanding at June 30, 2016 and September 30, 2015	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000 shares; 444,595,793 issued at June 30, 2016, 433,555,168 outstanding at June 30, 2016 and 19,896,521 issued at September 30, 2015, 19,205,896 outstanding at September 30, 2015	4,335	192
Additional paid-in capital	30,284,264	26,412,800
Treasury stock, 1,025,625 and 690,625 shares at June 30, 2016 and September 30, 2015, respectively	(372,601)	(367,531)
Accumulated deficit	(32,032,503)	(28,166,745)
Total stockholders’ deficit	(2,116,505)	(2,121,284)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$249,694	$1,007,452

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Revenue	$156,514	$282,331	$890,742	$1,084,233

Cost of revenue [C]	385,705	157,140	1,040,420	604,668

Gross profit (loss)	(229,191)	125,191	(149,678)	479,565

Operating expenses:
Sales and marketing [A]	84,246	188,925	342,618	554,263
Research and development	950	91,428	47,648	143,481
General and administrative [B]	280,470	488,980	841,319	1,862,030
Total operating expenses	365,666	769,333	1,231,585	2,559,774

Operating loss	(594,857)	(644,142)	(1,381,263)	(2,080,209)

Other income (expense):
Interest expense	(408,419)	(112,690)	(1,727,304)	(284,168)
Interest expense - related party	(4,777)	(4,020)	(13,793)	(156,170)
Change in derivative liabilities	2,579,283	331,724	452,425	2,156,203
Gain on settlement	-	-	-	625,461
Loss on debt extinguishment, net	-	(6,924)	-	(26,905)
Excess of fair value of embedded conversion features	(136,527)	-	(1,195,023)	-
Total other income (expense), net	2,029,560	208,090	(2,483,695)	2,314,421

Income (loss) before provision for income taxes	1,434,703	(436,052)	(3,864,958)	234,212

Provision for income taxes	-	-	800	2,210

Net income (loss)	$1,434,703	$(436,052)	$(3,865,758)	$232,002

Net loss available to common shareholders:
Income (loss) per common share - basic	$0.01	$(0.04)	$(0.02)	$0.06
Income (loss) per common share - diluted	$0.00	$(0.04)	$(0.02)	$0.05

Weighted average shares - basic	215,717,808	11,925,400	220,677,405	11,253,868
Weighted average shares - diluted	1,097,384,088	11,925,400	220,677,405	13,874,926

[A] Stock-based compensation was $0 and $15,200, and $34,800 and $110,167 for the three and nine months ended June 30, 2016 and 2015, respectively.

[B] Stock-based compensation was $0 and $126,250, and $128,597 and $529,799 for the three and nine months ended June 30, 2016 and 2015, respectively.

[C] Stock-based compensation was $0 and $2,075, and $0 and $41,408 for the three and nine months ended June 30, 2016 and 2015, respectively.

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended June 30, 2016
(Unaudited)

	Series A Preferred Stock		Common Stock to be	Common Stock		Additional Paid-in	Accumulated	Prepaid Stock-based	Treasury	Total Stockholders’
	Shares	Amount	Issued	Shares	Amount	Capital	Deficit	Compensation	Stock	Deficit
Balance at September 30, 2015 (Restated)	500,000	-	-	19,205,896	192	26,412,800	(28,166,745)	-	(367,531)	(2,121,284)
Conversion of notes payable and accrued interest	-	-	-	407,602,767	4,076	3,703,064	-	-	-	3,707,140
Conversion of unpaid wages	-	-	-	4,138,888	41	95,667	-	-	-	95,708
Common stock issued for services	-	-	-	1,442,617	14	31,675	-	-	-	31,689
Common stock issued for bonuses	-	-	-	1,500,000	15	35,985	-	-	-	36,000
Surrender of common stock	-	-	-	(335,000)	(3)	5,073	-	-	(5,070)	-
Net loss	-	-	-	-	-	-	(3,865,758)	-	-	(3,865,758)
Balance at June 30, 2016	500,000	$-	$-	$433,555,168	$4,335	$30,284,264	$(32,032,503)	$-	$(372,601)	$(2,116,505)

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(3,865,758)	$232,002
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	106,967	49,990
Accretion of debt discounts	1,536,858	159,071
Excess of fair value of embedded conversion features	1,195,023
Fair value in excess of stock issued for conversion of notes payable and accrued interest	-	147,632
Gain on change in derivative and warrant liabilities	(483,826)	(2,156,203)
Gain on settlement	-	(625,461)
Forbearance and assignment settlements	190,718	-
Loss on debt extinguishments, net	-	19,981
Common stock issued for services	31,689	36,769
Stock-based compensation	131,708	969,577
Changes in operating assets and liabilities:
Accounts receivable	57,999	(36,202)
Inventory	220,210	(57,901)
Other assets	27,214	(20,496)
Accounts payable	220,152	209,680
Accrued expenses	128,903	136,148
Net cash used in operating activities	(502,143)	(935,413)

Cash flows from investing activities:
Capital expenditures	(43,101)	(64,895)
Purchase of trademarks and pending patents	-	(9,105)
Net proceeds from settlement	-	62,930
Net cash used in investing activities	(43,101)	(11,070)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes payable	312,150	1,195,000
Net proceeds from issuances of related party convertible notes payable	50,000	-
Repayments on convertible notes payable	(85,400)	(40,000)
Repayments on related party convertible notes payable	-	(50,000)
Repayments on related party notes payable	-	(72,828)
Net cash provided by financing activities	276,750	1,032,172

Net change in cash	(268,494)	85,689
Cash, beginning of period	273,904	48,370
Cash, end of period	$5,410	$134,059

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$18,788
Taxes	$800	$2,209

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest	$3,707,140	$460,233
Conversion of related party notes payable and accrued interest	$-	$341,747
Original issue discount recorded with convertible note payable	$-	$257,489
Beneficial conversion feature recorded with convertible notes payable	$-	$252,079
Beneficial conversion feature recorded with related party convertible note payable	$-	$5,410

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Vape Holdings, Inc. (“VAPE,” the “Company,” “we,” “us,” “our,” “our company”) is a holding company with its primary focus in the manufacturing and distribution of healthy and sustainable vaporization products. The Company designs, markets and distributes ceramic vaporization products under a unique brand. The Company has introduced a nonporous, non-corrosive, chemically inert medical-grade ceramic vaporization element as a healthy, sustainable alternative to traditional titanium and quartz vaporization materials, as well as lower-grade ceramic found in traditional electronic cigarettes and vaporizers. This material can be used for a wide range of applications, including stand-alone vaporization products and “E-cigs.” Electronic cigarettes come in a variety of designs ranging from those that look vastly like traditional cigarettes, to larger vaporizer units which are capable of vaporizing liquid with varying viscosity. The process of vaporization is believed to eliminate the smoke, tar, ash, and other byproducts of traditional smoking by utilizing lower temperatures in a controlled electronic environment.

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

REVIVAL PRODUCTS

On December 28, 2015, the Company created a new wholly-owned subsidiary, Revival Products, LLC (“Revival”), which is in the business of portable vaporization devices. Revival will sell disposable cartridges that complement HIVE Ceramic’s product lines utilizing its sales and distribution channels and via its own designated e-commerce site at www.revivalvapes.com. Revival launched three signature products, The Calloway, The Cleo, and The Charleston in January 2016. The Company ceased the Revival product line upon Justin Braun’s resignation.

VAPE is organized and directed to operate strictly in accordance with all applicable state and federal laws.

GOING CONCERN

VAPE’s consolidated financial statements reflect a net loss of $3,865,758 during the nine months ended June 30, 2016. As of June 30, 2016, we had cash of $5,410 and a working capital deficit of $1,960,283. VAPE has suffered an accumulated deficit of $32,032,503 and during the nine months ended June 30, 2016, the Company took steps to cease its Offset, HIVE Glass and HIVE Supply, and Revival business lines. The Company also closed its “THE HIVE” retail store in order to reduce overhead costs and focus on HIVE Ceramics. Moreover, the Company curtailed its exploration into providing real estate, management and consulting solutions to the legal cannabis industry in states where such cannabis cultivation and extraction is legal. The Company was never able to execute on any of these plans and ultimately determined that the Company’s capital reserves for such projects as well as the risks inherent in each project due to the current regulatory environment surrounding the cannabis industry made this line of business too difficult to pursue. All of which have resulted in losses and opportunity costs. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management is skeptical that VAPE will obtain funding for operations for the foreseeable future; there are no assurances that the Company will obtain such funding. VAPE’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern. See Note 10 for subsequent events regarding financing activities.

VAPE is currently involved in litigation with 1 convertible promissory note holder seeking the specific performance of VAPE’s issuance of shares underlying denied conversion notices. VAPE is also currently negotiating with a second noteholder threatening similar litigation. VAPE shall vigorously defend any lawsuits; however, if these noteholders are allowed to convert their respective notes VAPE shareholders will experience substantial dilution.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016 and September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued liabilities, and notes payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at June 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$5,410	$-	$-	$5,410
Total assets measured at fair value	$5,410	$-	$-	$5,410

Liabilities
Derivative instruments	$-	$724,729	$-	$724,729
Total liabilities measured at fair value	$-	$724,729	$-	$724,729

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$273,904	$-	$-	$273,904
Total assets measured at fair value	$273,904	$-	$-	$273,904

Liabilities
Derivative instruments	$-	$1,672,726	$-	$1,672,726
Total liabilities measured at fair value	$-	$1,672,726	$-	$1,672,726

CONCENTRATION

Credit Risk

At times, the Company maintains cash balances at a financial institution in excess of the FDIC insurance limit. In addition, at we extend credit to customers in the normal course of business, after we evaluate the credit worthiness. The Company does not expect to take any unnecessary credit risks causing significant write-offs of potentially uncollectible accounts.

Customers

Two (2) customers accounted for 60% of our accounts receivable as of June 30, 2016. One (1) customer accounted for 37% of our accounts receivable as of September 30, 2015. The loss of these customers would have a significant impact on the Company’s financial results.

Suppliers

Two (2) suppliers accounted for 100% and 98% of our purchases during the three and nine months ended June 30, 2016. Two (2) suppliers 68% and 70% of our purchases during the three and nine months ended June 30, 2015. The loss of these suppliers would have a significant impact on the Company’s financial results.

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

Long-lived assets, such as fixed assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. During the three and nine months ended June 30, 2016 and 2015, the Company did not record any impairment of its trademarks as its expected future cash flows are in excess of their carrying amounts.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and that have alternative future uses, both in research and development, marketing or sales, will be classified as fixed assets and depreciated over their estimated useful lives. To date, research and development costs include the research and development expenses related to prototypes of the Company’s products. During the three and nine months ended June 30, 2016 and 2015, research and development costs were $950 and $91,428, and $47,648 and $143,481, respectively.

CONVERTIBLE DEBT

Convertible debt is accounted for under the guidelines established by ASC 470-20 “Debt with Conversion and Other Options.” ASC 470-20 governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting (explained below) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. Many of the conversion features embedded in the Company’s notes are variable and are adjusted based on a discount to market prices which could cause an unlimited number of common stock to be issued.  In these cases, we record the embedded conversion feature as a derivate instrument, at fair value. The embedded conversion features are recorded as discounts when the notes become convertible. The excess of fair value of the embedded conversion feature over the carrying value of the debt is recorded as an immediate charge to operations.  Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt using the effective interest method. Notes with cash payment penalties are recorded over the six month term of the note.

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

The Company estimates the fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with objectively measuring fair values. In selecting the appropriate technique, consideration is given to, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes.

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

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the three months ended June 30, 2016:

For the Three Months Ended
June 30, 2016
Weighted average common shares outstanding used in calculating basic earnings per share	215,717,808
Effect of preferred stock	500,000
Effect of convertible notes payable	881,166,280
Weighted average common and common equivalent shares used in calculating diluted earnings per share	1,097,384,088

Net income as reported	$1,434,703
Add - interest on convertible notes payable	408,419
Net income available to common stockholders	$1,843,122

The following is a summary of outstanding securities that would have been included in the calculation of diluted shares outstanding since the exercise prices did not exceed the average market value of the Company’s common stock if the Company generated net income for the nine months ended June 30, 2016:

For the Nine Months Ended
June 30,
2016
Series A Preferred stock	500,000
Convertible notes	881,166,280
881,666,280

The Company excluded 110,000 options from the computation for the nine months ended June 30, 2015, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

During the three months ended June 30, 2015, no options would have been included had the Company generated net income in the computation of dilutive shares outstanding using the treasury-stock method since the exercise prices exceeded the average market value of the Company’s common stock.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the nine months ended June 30, 2015:

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

The following weighted average variables were used in the Black Scholes model for all option issuances valued during the nine months ended June 30, 2016 and 2015:

Nine Months Ended March,	Stock Price at Grant Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
2016	n/a	n/a	n/a	n/a	n/a	n/a
2015	$0.73	n/a	$0.73	2.2%	380%	10.0

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, codified into ASC 505-50.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Prepaid stock-based compensation is recorded when shares are issued based on the value on the grant date, but vest over the contractual period at which time the prorated expense will be recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03 Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company adopted the policy during the quarter ending March 31, 2016.

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

NOTE 3.	FIXED ASSETS

The following is a summary of fixed assets as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Molds and Tooling	$219,115	$176,015
Leasehold improvements	29,795	29,795
Accumulated depreciation	(194,449)	(87,483)
	$54,461	$118,327

During the nine months ended June 30, 2016 and 2015, depreciation expense included in cost of revenue were $106,967 and $49,990, respectively.

NOTE 4.	ACCRUED EXPENSES

The following is a summary of accrued expenses as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Accrued interest	$139,929	$46,337
Accrued interest - related party	38,331	24,538
Accrued wages and taxes	223,224	112,322
Other	3,102	24,412
	$404,586	$207,609

As of June 30, 2016, $25,000 for Kyle Tracey, $16,667 for Joe Andreae, $43,742 for Mike Cook, $36,382 for Allan Viernes, $38,048 for Benjamin Beaulieu, and $25,792 for Justin Braune are recorded in accrued wages.

NOTE 5.	THIRD PARTY DEBT

CONVERTIBLE NOTES PAYABLE

In connection with the Third Party Debt Conversions, each of the Company’s convertible noteholders is entitled to a “share reserve” per their agreements with the Company which entitle them to reserve a certain allotment of common stock out of the authorized but unissued common stock of the Company for future conversions of their notes. The Company is further obligated under the agreements to increase the Company’s authorized share count to accommodate for a sufficient amount of share reserves. Due to the declining market price of the Company’s common stock, the noteholders have reserve claims in excess of the common stock authorized at this time. The inability of the Company to meet its share reserve obligations may be considered a technical violation of their agreements with the noteholders but none of the noteholders have called a default under the terms of the notes at this time. The Company’s ability to issue common stock other than those presently allocated to noteholders is restricted during this time.

The Company has lost the ability to increase the share reserves by written consent of shareholders due to the significantly increased outstanding held by convertible noteholders and a shareholder vote is required to increase the authorized amount of shares the Company may issue. Further, the combination of limited capital and depleted share reserves have severely damaged the Company’s ability to find continued financing, properly run the Company, and proceed with business to include any mergers or acquisitions or any transactions that would require available stock.

The Company is currently involved in litigation with 1 noteholder seeking the specific performance of VAPE’s issuance of shares underlying denied conversion notices. VAPE is also currently negotiating with a second noteholder threatening similar litigation. If the noteholders are allowed to convert their respective notes VAPE shareholders will experience substantial dilution.

The Company’s denial of the conversion notices has triggered a technical default on certain of its convertible notes and have presented amounts due as current liabilities other than those subsequently converted and began accruing interest at their default interest rates.

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

We amortized $5,556 and $8,333, and $22,222 and $19,444 of the original issue discount to interest expense during the three and nine months ended June 30, 2016 and 2015, respectively. In addition, the Company recorded $45,940 in debt issuance costs as a discount on the note and amortized $5,106 and $7,657, and $20,418 and $17,866 to interest expense during the three and nine months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company had fully amortized the discounts.

On August 26, 2015, the Company and Investor entered into an Amendment whereby the conversion rate of the note was amended to 55% of the lowest price of the prior fifteen (15) trading days and conversion floor removed which amendment was triggered by the dilutive issuances of the August 2015 convertible note financing thereby entitling Investor to the lowest conversion rate granted during the year ended September 30, 2015 per the terms of the Securities Purchase Agreement. On August 26, 2015, the Company recorded the note as a derivative liability at fair value of $830,921, a derivative discount of $332,666, and the excess in fair value of $498,254 to loss on debt extinguishment. The total loss on debt extinguishment on this note was $582,254. During the three and nine months ended June 30, 2016, the Company amortized $28,183 and $277,682 of the derivative discount to interest expense, recorded a loss (gain) on the change in fair value of the derivative liability of ($287,888) and $574,381, and allocated the fair value of $401,128 and $1,195,787 of the conversions below to additional paid-in capital and a reduction in the derivative liability, respectively. As of June 30, 2016, the derivative liability was $22,507.

Between October 2015 and June 30, 2016, the Company issued the following conversions for payment towards Investor:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
October 8, 2015	$21,000	$-	$21,000	$0.012	1,818,182
October 16, 2015	18,900	-	18,900	$0.012	1,636,364
October 22, 2015	25,800	-	25,800	$0.011	2,333,786
October 29, 2015	22,460	-	22,460	$0.011	2,031,660
November 11, 2015	33,500	-	33,500	$0.007	4,649,549
November 18, 2015	24,000	-	24,000	$0.006	4,195,804
November 30, 2015	30,000	-	30,000	$0.005	5,741,627
December 11, 2015	22,000	-	22,000	$0.002	9,090,909
December 28, 2015	22,500	-	22,500	$0.002	9,297,521
January 7, 2016	20,000	-	20,000	$0.002	10,101,010
January 20, 2016	12,500	-	12,500	$0.001	10,330,579
February 2, 2016	13,200	-	13,200	$0.001	10,909,091
March 2, 2016	10,627	-	10,627	$0.001	10,169,800
March 10, 2016	11,184	-	11,184	$0.001	10,702,619
March 17, 2016	8,272	-	8,272	$0.001	6,539,200
March 29, 2016	22,797	-	22,797	$0.002	12,191,000
March 31, 2016	22,347	-	22,347	$0.002	11,950,000
April 4, 2016	25,140	-	25,140	$0.002	13,444,000
April 7, 2016	21,019	-	21,019	$0.002	11,240,000
April 13, 2016	35,664	-	35,664	$0.002	14,737,000
April 19, 2016	36,711	-	36,711	$0.002	15,170,000
April 20, 2016	18,244	-	18,244	$0.002	7,538,666

	$477,865	$-	$477,865		185,818,367

As of June 30, 2016, there is $22,632 in accrued interest expense related to this note, and the Company recorded $2,255 and $14,156, and $21,094 and $32,511 in interest expense during the three and nine months ended June 30, 2016 and 2015, respectively.

$2M Securities Purchase Agreement

On February 10, 2015, the Company entered into a securities purchase agreement (the “February 2015 Securities Purchase Agreement”) with an accredited investor pursuant to which the Company agreed to sell, and the investor agreed to purchase, an unsecured convertible promissory note (the “$2M Note”) in the principal amount of $2,000,000 less an OID of $182,000 and transaction expenses of $10,000 for a total purchase price of $1,808,000. The closing under the February 2015 Securities Purchase Agreement occurred on February 10, 2015. During the year ended September 30, 2015, the Company received $800,000 toward the $2M Note with an original issue discount of $148,600 and transaction costs for net proceeds of $651,395. On February 23, 2016, the note was assigned to an accredited investor, the same accredited investor as the Security Purchase Agreement, and $36,038 was added to the principal balance and charged to interest expense during the three and six months ended March 31, 2016.

On August 13, 2015, the Company entered into an Amendment, Waiver and Modification Agreement (the “Amendment”) to its $2M Securities Purchase Agreement and related Transaction Documents with Redwood Management, LLC including any designees and or assignees thereto.  Under the terms of the Amendment, the parties agreed to reduce the $2,000,000 outstanding balance of the $2M Note to $800,000 to reflect the total amount funded under the note, to terminate the offsetting investor note securing the additional unfunded balance and to waive any past claims of default or offsetting interest on the $2M Note or investor note. In addition, the conversion rate of the note was amended to 55% of the lowest price of the prior fifteen (15) trading days and conversion floor removed which amendment was triggered by the dilutive issuances of the August 2015 convertible note financing thereby entitling Investor to the lowest conversion rate granted during the year ended September 30, 2015 per the terms of the $2M Securities Purchase Agreement. As a result, we expensed the unamortized discount of $40,000 to loss on debt extinguishment. On August 13, 2015, the carrying value on the note was $655,816, net of unamortized discounts of $94,184. The Company recorded the note as a derivative liability at fair value of $970,956, a derivative discount of $655,816, and the excess in fair value of $315,140 to loss on debt extinguishment. The total loss on debt extinguishment on this note was $369,324. During the three and nine months ended June 30, 2016, the Company amortized $0 and $472,628 of the derivative discount to interest expense, recorded a loss (gain) on the change in fair value of the derivative liability of ($296,142) and $27,730, and allocated the fair value of $123,179 and $1,056,544 of the conversions below as additional paid-in-capital and a reduction in the derivative liability, respectively. As of June 30, 2016, the derivative liability was fully extinguished due to its full conversion.

The following is summary of conversions by the $2M Note holder (including its assignees) during the nine months ended June 30, 2016:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
October 1, 2015	$10,000	$-	$10,000	$0.015	675,676
October 5, 2015	10,000	-	10,000	$0.015	675,676
October 6, 2015	13,262	-	13,262	$0.014	961,000
October 7, 2015	10,000	-	10,000	$0.012	865,801
October 9, 2015	11,728	-	11,728	$0.012	1,011,000
October 9, 2015	10,000	-	10,000	$0.012	865,801
October 12, 2015	14,680	-	14,680	$0.012	1,271,000
October 13, 2015	11,601	-	11,601	$0.012	1,000,052
October 15, 2015	14,680	-	14,680	$0.012	1,271,000
October 19, 2015	17,400	-	17,400	$0.012	1,500,000
October 19, 2015	15,000	-	15,000	$0.012	1,298,701
October 20, 2015	16,650	-	16,650	$0.011	1,500,000
October 21, 2015	17,500	-	17,500	$0.012	1,515,152
October 23, 2015	20,000	-	20,000	$0.012	1,731,602
October 26, 2015	24,420	-	24,420	$0.011	2,200,000
October 29, 2015	26,640	-	26,640	$0.011	2,400,000
November 2, 2015	29,970	-	29,970	$0.011	2,700,000
November 2, 2015	20,000	-	20,000	$0.011	1,809,136
November 5, 2015	32,190	-	32,190	$0.011	2,900,000
November 10, 2015	28,800	-	28,800	$0.010	3,000,000
November 12, 2015	23,930	-	23,930	$0.007	3,323,611
November 17, 2015	16,500	-	16,500	$0.006	2,727,273
November 19, 2015	1,640	11,225	12,865	$0.006	2,316,013
November 23, 2015	23,111	-	23,111	$0.006	4,127,000
November 27, 2015	24,750	-	24,750	$0.006	4,500,000
December 2, 2015	18,450	-	18,450	$0.004	4,500,000
December 8, 2015	18,000	-	18,000	$0.004	5,000,000
December 11, 2015	13,368	-	13,368	$0.002	5,570,000
December 16, 2015	14,181	-	14,181	$0.002	5,860,000
December 22, 2015	15,488	-	15,488	$0.002	6,400,000
December 29, 2015	17,666		17,666	$0.002	7,300,000
May 31, 2016	27,495	-	27,495	$0.001	19,227,000
June 13, 2016	28,936	-	28,936	$0.001	20,235,000
June 21, 2016	22,254	-	22,254	$0.001	21,296,000
June 28, 2016	12,339	2,589	14,928	$0.001	16,964,625
	$632,629	$13,814	$646,443		160,498,119

During the three and nine months ended June 30, 2016 and 2015, the Company amortized $0 and $17,600, and $30,713 and $22,400 of the original issue discount to interest expense, respectively. As of June 30, 2016, there is $35,319 in accrued interest expense related to this note and the Company recorded $7,617 and $10,111, and $16,209 and $14,500 in interest expense during the three and nine months ended June 30, 2016 and 2015, respectively.

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

August 2015 Notes

On August 5, 2015, the carrying value on the notes were $419,626, net of unamortized original issue discounts of $9,374. In six months when the note became convertible, the Company recorded the note as a derivative liability at fair value of $1,181,732, a derivative discount of $419,626, and the excess in fair value of embedded conversion feature of $762,106. The Company amortizes the derivative discount over the expected life of the related debt. During the three and nine months ended June 30, 2016, the Company amortized $205,284 and $313,020 of the derivative discount to interest expense and recorded a gain on the change in fair value of the derivative liability of $1,235,526 and $839,257. As of June 30, 2016, the derivative liability was $342,474. During the three and nine months ended June 30 2016, the Company amortized $2,764 and $5,890 of original issue discounts to interest expense. During the three and nine months ended June 30 2016, the Company amortized $17,964 and $53,891 of debt issuance costs to interest expense. As of June 30, 2016, $163,219 and $61,167 is classified as current and long-term on the accompanying consolidated balance sheet, net of total unamortized discounts of $105,381 and $13,833, respectively. As of June 30, 2016, there is $53,241 in accrued interest expense related to these notes and the Company recorded $23,807 and $46,944 in interest expense during the three and nine months ended June 30, 2016, respectively.

Additional Funding Under August 2015 Note

On December 15, 2015, an accredited investor provided the Company with $50,000 in additional proceeds under the same terms of their original convertible note with a term of two years. A one-time interest charge of $11,600 was added to the principal of the note. In six months when the note became convertible, the Company recorded the note as a derivative liability at fair value of $95,251, a derivative discount of $61,600, and the excess in fair value of $33,651 to excess of fair value of embedded conversion feature. The Company amortizes the derivative discount over the expected life of the related debt. During the three and nine months ended June 30, 2016, the Company amortized $3,422 and $3,422 of the derivative discount to interest expense and recorded a gain on the change in fair value of the derivative liability of $9,630 and $9,630, respectively. As of June 30, 2016, the derivative liability was $85,621.The Company also recorded $4,000 of debt issuance costs as a discount. During the three and nine months ended June 30, 2016, the Company amortized $500 and $1,000 of debt issuance costs to interest expense. As a result, as of June 30, 2016, $422 is classified as current on the accompanying consolidated balance sheet, net of total unamortized discounts of $61,178. As of June 30, 2016, there is default interest of $5,605 in accrued interest expense related to these notes and the Company recorded $3,757 and $5,605 during the three and nine months ended June 30, 2016, respectively.

Assigned 2015 Notes

On August 5, 2015, the carrying value on an assigned note was $112,000. In six months when the note became convertible, the Company recorded the note as a derivative liability at fair value of $400,722, a derivative discount of $112,000, and the excess in fair value of $288,722 to loss on debt extinguishment. During the three and nine months ended June 30, 2016, the Company amortized $74,667 and $112,000 of the derivative discount to interest expense and recorded a gain on the change in fair value of the derivative liability of $516,101 and $223,098, respectively. As of June 30, 2016, the derivative liability was fully extinguished due to its full conversion. During the three and nine months ended June 30, 2016, the Company amortized $0 and $8,571 of debt issuance costs to interest expense, respectively.

During the nine months ended June 30, 2016, the Company enacted the following conversions:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
April 20, 2016	$16,117	$-	$16,117	$0.0024	6,660,000
April 25, 2016	46,349	-	46,349	$0.0029	15,900,000
May 5, 2016	37,744	-	37,744	$0.0025	15,250,000
May 18, 2016	19,597	1,594	21,191	$0.0020	10,413,268
	$119,807	$1,594	$121,401		48,223,268

As of June 30, 2016, there is $12,562 in accrued interest expense related to these notes and the Company recorded $3,219 and $12,066 in interest expense during the three and nine months ended June 30, 2016, respectively.

On August 12, 2015, the Company entered into an additional convertible note financing transaction with an accredited investor in the principal amount of $105,000 less fees and costs. The same accredited investor was assigned mentioned above was assigned this note and $20,000 was added to the principal balance and recorded as interest expense during the three and six months ended March 31, 2016. The closing under the financing occurred concurrently with the execution of the financing documents on August 12, 2015. The convertible note bears interest at the rate of 8% per annum and is convertible into common stock of the Company at any time after 180 days from issuance of the note at a conversion price per share equal to 58% of the average of the lowest trading price of the common stock in the thirteen (13) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible note in the first 180 days from closing subject to a prepayment penalty of 150% of principal plus interest. The maturity date of the convertible note is June 12, 2016 subject to the noteholder’s right to extend maturity an additional nine (9) month period. The Company recorded an original issue discount of $5,000 along with this note. In six months when the note became convertible, the Company recorded the note as a derivative liability at fair value of $110,669, a derivative discount of $103,000, and the excess in fair value of $7,669 to loss on debt extinguishment. During the three and nine months ended June 30, 2016, the Company amortized $51,500 and $85,833 of the derivative discount to interest expense and recorded a loss (gain) on the change in fair value of the derivative liability of ($237,246) and $38,179, respectively. As of June 30, 2016, the derivative liability was $148,847. During the three and nine months ended June 30, 2016, the Company amortized $1,000 and $4,000 of original issue discounts to interest expense, respectively. During the three and nine months ended June 30, 2016, the Company amortized $3,280 and $13,120 of debt issuance costs to interest expense, respectively. As a result, as of June 30, 2016, $107,833 is classified as long-term on the accompanying consolidated balance sheet, net of total unamortized discounts of $17,167. As of June 30, 2016, there is $16,366 in accrued interest expense related to these notes and the Company recorded $7,769 and $15,222 in interest expense during the three and nine months ended June 30, 2016, respectively.

Subsequent to June 30, 2016, the note was fully converted as a result of the following conversions:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
July 8, 2016	$19,222	$-	$19,222	$0.0008	23,300,000
July 25, 2016	17,518	-	17,518	$0.0007	24,500,000
August 3, 2016	17,738	-	17,738	$0.0007	25,800,000
August 10, 2016	17,919	-	17,919	$0.0007	27,150,000
September 19, 2016	11,482	-	11,482	$0.0008	14,912,185
January 10, 2017	41,121	879	42,000	$0.0014	30,000,000
January 18, 2017	-	28,795	28,795	$0.0045	6,398,894
	$125,000	$29,674	$154,674		152,061,079

The foregoing descriptions of the August 12, 2015 note financing and related documentation do not purport to be complete and are qualified in their entirety by reference to the full text of the documents, which are filed as exhibits to this Quarterly Report on Form 10-K/A and are incorporated herein by reference.

April 2016 Note

On April 19, 2016, the Company entered into an additional convertible note financing transaction with an accredited investor in the principal amount of $176,150 less fees and costs. The convertible note bears interest at the rate of 10% per annum and is convertible into common stock of the Company at any time after 180 days from issuance of the note at a conversion price per share equal to 55% of the lowest trading price in the thirteen (20) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible note in the first 180 days from closing subject to a prepayment penalty of 150% of principal plus interest. The maturity date of the convertible note is January 19, 2017. The Company recorded the prepayment penalty of $91,011 as a discount to the convertible note and will amortize it through the notes maturity date. During the three and nine months ended June 30, 2016, the Company recorded $45,505 and $45,505 of the discount to interest expense, respectively. As a result, as of June 30, 2016, $130,645 is classified as current on the accompanying consolidated balance sheet, net of total unamortized discounts of $45,505. As of June 30, 2016, there is $5,711 in accrued interest expense related to these notes and the Company recorded $5,711 and $5,711 in interest expense during the three and nine months ended June 30, 2016, respectively. In six months, if and when the note becomes convertible, the Company will record a derivative liability at fair value.

EQUITY INVESTMENT BY THE INVESTOR

On December 10, 2015, the Investor purchased $90,000 in common stock at a purchase price equal to 90% of the average of the closing prices of the common stock for the three (3) trading days immediately preceding the date that is 6 months from the date of the agreement. As of June 7, 2016, the Company entered into an agreement for proceeds of $90,000 to be recorded as a convertible note payable with a conversion feature of 55% of the lowest trading price for the prior twenty (20) days. The Company recorded the note as a derivative liability at fair value of $114,611, a derivative discount of $90,000, and the excess in fair value of $24,611 to excess of fair value of embedded conversion features. During the three and nine months ended June 30, 2016, the Company amortized $15,000 and $15,000 of the derivative discount to interest expense and recorded a loss on the change in fair value of the derivative liability of $10,670 and $10,670, respectively. As a result, as of June 30, 2016, $15,000 is classified as current on the accompanying consolidated balance sheet, net of total unamortized discounts of $75,000.

NOTE 6.	RELATED PARTY DEBT

Related Party Note

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013. This payable was converted into a note payable on December 7, 2013. The note payable bears interest of 6% per annum with a maturity date of December 1, 2016. As of June 30, 2016, there is $2,330 in accrued interest expense related to this note and the Company recorded $228 and $686 in interest expense related to this note during the three and nine months ended June 30, 2016.

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

Rank : All shares of Series B shall rank (i) senior to the Company’s Common Stock, (ii) pari passu with all other series of preferred stock whether currently outstanding or hereafter created, including the Series A Preferred Stock, and specifically ranking, by its terms, on par with Series B, and (iii) junior to any class or series of capital stock of the Company hereafter created specifically ranking, by its terms, senior to the Series B, in each case as to the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

During the three and nine months ended June 30, 2016, the Company recorded $4,550 and $13,108 of interest expense related to the notes. As of June 30, 2016, $300,000 of the Series B Notes along with $36,001 of accrued interest are outstanding. The Board of Directors authorized the designation of the Series B Preferred Stock pursuant to the authority of the Certificate of Incorporation, which confers said authority on the Board, and the issuance of the Series B Notes pursuant to a unanimous written consent of the Board dated December 10, 2015. The value ascribed to the Series B Notes were based on the fixed conversion price of the instruments into common stock and such no beneficial conversion feature was recorded.

NOTE 7.	COMMITMENTS AND CONTINGENCIES

Office Lease

As of June 30, 2016, the Company leases a 2,500 square foot office in Agoura Hills, California for approximately $2,500 per month which expires in December 2017.

Warrant Liability

The Company recorded the estimated settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. The warrant liability expired during May 2016. As of June 30, 2016, the estimated liability is $0. The Company recorded a gain on the change in warrant liability of $31,401 and $2,156,203 during the nine months ended June 30, 2016 and 2015, respectively.

Settlement of Company Legal Claims

On December 15, 2014, the Company recorded a gain on settlement of $257,930 for a confidential settlement by and between the Company and certain shareholders and related parties as settlement for certain potential legal claims held by the Company. As a result of the settlement, the Company received net proceeds of $62,930 and vendor credits of $200,000 during the three months ended December 31, 2014. A total of $325,000 in vendor credits has been received in connection with the settlement and no further credits will be given. In January 2015, the Company received 440,625 shares from the settlement that was assigned to officers of the Company. The officers decided it was in the best interest of the Company to return these shares to the Company to be used for future strategic issuances. Accordingly, the 440,625 shares valued at $367,531 were recorded as treasury stock as of March 31, 2015. The Company recorded a gain on settlement of $0 and $0, and $0 and $625,461 during the three and nine months ended June 30, 2016 and 2015, respectively.

Settlement Liability

On or about December 1, 2016, the Company learned that LG Capital Funding, LLC (“LG Capital”), a plaintiff in a lawsuit pending in New York against the Company (Case 1:16-cv-02217-CBA-LB), obtained a judgment in the amount of $151,000. On or about December 10, 2016, the Company learned that LG Capital had placed a judgment lien on the Company’s operating account. The effect of the lien was that the Company’s operating account was frozen for an amount twice the judgment, or approximately $300,000. In or around December of 2016 and continuing into early January 2017, GHS Investments, LLC, a Nevada limited liability company (“GHS”) and LG Capital negotiated a transaction whereby GHS purchased the rights to the LG Capital Convertible Promissory Note and/or the right to collect on the LG Capital judgment. On or about January 10, 2017, GHS and the Company entered into a Convertible Promissory Note in the amount of $161,000 (the “GHS Convertible Note”) which represented that amount paid by GHS to LG Capital. The GHS Convertible Note carries a 10% interest rate, is due on October 15, 2017 and is convertible into common stock of the Company at a 45% discount off the lowest trading price for the Company’s common stock during the 20 trading days immediately preceding the conversion date. As of June 30, 2016, the Company recorded a settlement liability of $151,000.

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

COMMON STOCK ISSUED FOR ACCRUED WAGES

On October 22, 2015, the Company’s Board of Directors issued 2,083,333 shares of restricted common stock to Kyle Tracey at $0.024 per share for payment of $50,000 in accrued wages. On October 22, 2015, the Company’s Board of Directors issued 555,555 shares of restricted common stock to Joe Andreae at $0.024 per share for payment of $13,333 in accrued wages. On October 22, 2015, the Company’s Board of Directors issued 1,250,000 shares of restricted common stock to Michael Cook at $0.024 per share for payment of $3,000 in accrued wages.

In February 2016, Justin Braune elected to take $15,000 of wages as common stock. The shares will formally be issued once the debt conversions and capital structure restrictions have been resolved.

On March 31, 2016, the Company’s Board of Directors issued 250,000 shares of restricted common stock to Justin Braune at $0.009 per share for payment of $2,375 in accrued wages.

To date, the Company has issued but not delivered 3,000,000 shares of common stock to Justin Braune in accrued wages. The Company and Justin Braune, through Mr. Braune’s counsel, are attempting to negotiate a resolution of Mr. Braune’s assertions that the Company breached its agreements with Mr. Braune.

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

COMMON STOCK SURRENDERED

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

WARRANTS

The table below summarizes the Company’s warrant activity during the nine month period ended June 30, 2016:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at September 30, 2015	1,184,726	$0.114	0.9	$739,812
Warrants issued	-	-
Warrants exercised	-	-
Cancelled/forfeited/expired	(1,184,726)	$0.114	-	-
Warrants outstanding at June 30, 2016	-	$-	-	$-

The Company’s warrants above are accounted for as derivative liabilities in the accompanying consolidated balance sheets.

NOTE 9.	INTELLECTUAL PROPERTY

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

TRADEMARKS

On March 27, 2014, the Company and Stone Arch Studio, LLC entered into a Trademark Assignment Agreement whereby the Company acquired all right, title, priority and interest to the HIVE trademark U.S. Registration No. 44513069 as registered with the U.S. Patent and Trade Office (“USPTO”). This acquisition further protects the Company’s HIVE Ceramics brand vaporization line. In addition, the Company has filed for trademark protection with the USPTO on several additional trademarks and tradenames to be utilized by the Company in the future as the marks register. As of June 30, 2016, the Company has capitalized $123,150 in costs related to the trademarks.

PATENTS

On March 27, 2014, the Company formally closed its acquisition of the patent pending HIVE Ceramics vaporization technology. The Company has already begun exploiting this technology and intends to prosecute the patent application to completion. As of June, 2016, the Company has no patent costs capitalized.

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

Resignation and Appointment of Chief Executive Officer

On June 20, 2016, Justin Braune submitted his resignation as Chief Executive Officer and a member of our Board of Directors. Mr. Braune’s resignation was voluntary and not at the request of the Company’s Board of Directors. Ben Beaulieu was appointed Chief Executive Officer.

Securities Purchase Agreement with Typenex Co-Investment, LLC

On November 1, 2016, the Company closed a Securities Purchase Agreement (the “Typenex Agreement”) with Typenex. Pursuant to the Typenex Agreement, Typenex purchased a Convertible Promissory Note from the Company in the original principal amount of up to $1,413,000 (the “Typenex Note”), at an interest rate of ten percent (10%) per annum. The Typenex Note is unsecured. The principal amount of the Typenex Note included an original issue discount of $128,000 and a transaction fee of $5,000.

The investment from Typenex is scheduled to occur in a series of sixteen (16) tranches, represented each by a separate Secured Investor Promissory Note (the “Tranche Notes”) in varying amounts. The first Tranche Note of $40,000 is memorialized in Secured Promissory Note #1, the funding of which occurred on or immediately after the execution of the Typenex Agreement.

Each Tranche Note, or any part of it, is convertible into fully paid and non-assessable $0.00001 par value common stock of the Company. The Conversion Price is as described in the Typenex Agreement and is based on at least a 45% discount to the trading price of the Company’s common stock.

As a part of the Typenex Agreement, the Company agreed to use its best efforts to cause its authorized but unissued stock to be increased in order for the Company to create a reserve sufficient to meet its conversion obligations under the Typenex Note. The Company is in the process of taking steps in order to increase its authorized but unissued stock to meet its obligations.

There is no guarantee that Typenex will fund the remainder of the Typenex Note and in fact it is within Typenex’s sole and absolute discretion whether it ultimately funds Tranche Notes #2- #12. However, in order to secure Typenex’s performance of its obligations under the Typenex Note, as well as any subsequent Tranche Notes, Typenex agreed to pledge a 40% membership interest in Typenex Medical, LLC, an Illinois limited liability company. Should Typenex decide it won’t fund the remainder of the Tranche Notes, the Company’s operating results will suffer and its ability to remain a going concern will be jeopardized.

Securities Purchase Agreement with GHS Investments, LLC

On October 28, 2016, the Company closed a Securities Purchase Agreement (the “GHS Purchase Agreement”) with GHS. Pursuant to the GHS Purchase Agreement, GHS agreed to purchase and the Company agreed to sell up to $1,105,000 of convertible securities, in the form of a Convertible Promissory Note (the “GHS Note”), at an interest rate of ten percent (10%) per annum. The GHS Note is also attached as Exhibit 10.6 to the 12/27/16 Form 8K and is incorporated herein by this reference. The GHS Note included a ten percent (10%) original issuance discount (i.e., $100,000) and a $5,000 initial transaction fee, as defined in the GHS Purchase Agreement. Upon the closing of the GHS Purchase Agreement, GHS funded $40,000 to the Company (the “Initial Tranche”). Within 15 days of certain conditions being met, an additional $40,000 shall be disbursed by GHS to the Company, in its sole discretion (“Second Tranche”). Within 30 days from the Second Tranche’s issuance, so long as there are no defaults under the GHS Note, GHS in its discretion may fund an additional $50,000 to the Company every 30 days (“Subsequent Tranches”) until $1,000,000 has been funded to the Company.

The principal sum and corresponding interest due to GHS shall be prorated based on the consideration actually paid by GHS to the Company in accordance with the GHS Purchase Agreement.

Each GHS Note, or any part of it, is convertible into fully paid and non-assessable $0.00001 par value common stock of the Company. The Conversion Price is as described in the GHS Purchase Agreement and is based on at least a 45% discount to the trading price of the Company’s common stock.

As a part of the GHS Purchase Agreement, the Company agreed to use its best efforts to cause its authorized but unissued stock to be increased in order for the Company to create a reserve sufficient to meet its conversion obligations.

There is no guarantee that GHS will fund the remainder of the Subsequent Tranches and in fact it is within GHS’s sole and absolute discretion whether it ultimately funds the Subsequent Tranches. Should GHS decide it won’t fund the Subsequent Tranches, the Company’s operating results will suffer and its ability to remain a going concern will be jeopardized.

Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement.

On December 10, 2015, the Company entered into a Secured Series B Preferred Stock Convertible Promissory Note in the principal amount of $50,000 (“Series B Note”) with HIVE Ceramics, LLC (the “Holder”). The Series B Note carried an interest rate of 8.0%. The Series B Note was due and payable by the Company on December 10, 2016 (the “Maturity Date”). The Series B Note was convertible into shares of the Company’s Series B Preferred Stock at the option of Holder. The indebtedness represented by the Series B Note was secured by all the Company’s assets.

Also on December 10, 2015, the Company entered into an Amended and Restated Secured Series B Preferred Stock Convertible Promissory Note in the principal amount of $250,000 (“Amended Note”) with the Holder. The Amended Note amended, restated, modified and superseded that $250,000 Promissory Note, dated March 27, 2014, entered into by and between the Company and Holder, which note had a principal of $250,000 and a maturity date of February 27, 2016. The Amended Note carried an interest rate of 8.0%. The Amended Note was due and payable by the Company on December 10, 2016 (the “Maturity Date”). The Amended Note was convertible into shares of the Company’s Series B Preferred Stock at the option of Holder. The indebtedness represented by the Amended Note was secured by all the Company’s assets.

The Company failed to pay the Series B Note and the Amended Note on the Maturity Date (December 10, 2016). On December 15, 2016, the Company received a Notice of Default from counsel for Holder. Holder’s counsel demanded that all amounts owed under the Series B Note and the Amended Note be paid no later than December 20, 2016. The Company was unable to pay the demanded amounts by December 20, 2016. The Company believes that the Holder intends to execute on the security for the Series B Note and the Amended Note, namely, all of the assets of the Company. The Company is attempting to negotiate a resolution that does not include seizure of the Company’s assets however there is no guarantee that the Company will be able to work out a satisfactory resolution that does not include seizure of the Company’s assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide information about VAPE’s financial condition and results of operations for the three and nine months ended June 30, 2016 and 2015. This information should be read in conjunction with VAPE’s audited consolidated financial statements for the year ended September 30, 2015 and 2014. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes, or business conditions will not differ materially from those projected or suggested in such forward-looking statements.

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

The Company has lost the ability to increase the share reserves by written shareholders’ consent due to the significantly increased outstanding held by convertible noteholders and a shareholder vote is required to increase the authorized amount of shares the Company may issue. Further, the combination of limited capital and depleted share reserves have severely damaged the Company’s ability to find continued finance, properly run the Company, and proceed with business to include any mergers or acquisitions or any transactions that would require available stock.

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

For the Three Months Ended June 30, 2016 and 2015

Net Income (Loss). For the three months ended June 30, 2016 and 2015, net income (loss) was $1,434,703 and ($436,052), respectively. Included in the three months ended June 30, 2016 and 2015 was a gain in derivative liabilities of $2,579,283 and $331,724, respectively.

Revenue. For the three months ended June 30, 2016 and 2015, revenue was $156,514 and $282,331, respectively. Revenue decreased in 2016 due to a decrease in new trending products of HIVE Ceramics.

Cost of Revenue. For the three months ended June 30, 2016 and 2015, cost of revenue was $385,705 and $157,140, respectively. In 2016, cost of revenue included approximately $74,000 of ceramic products costs, $161,000 of obsolescence reserve, $30,000 of vaporizer pen costs, $30,000 of depreciation, $8,000 of freight, and $9,000 of occupancy and warehouse costs, and $14,000 of royalties. In 2015, cost of revenue includes approximately $59,000 of ceramic products costs, $10,000 of supply costs, $60,000 of glass costs, and $28,000 of merchandise costs.

Gross Profit (Loss). For the three months ended June 30, 2016 and 2015, gross profit was ($229,191) or (146%) and $125,191 or 44%, respectively. Gross profit decreased due to higher failure rates than expected and obsolescence of ceramics.

Sales and Marketing.  For the three months ended June 30, 2016 and 2015, sales and marketing expenses were $84,246 and $188,925, respectively. In 2016, sales and marketing expenses included approximately $24,000 of general advertising, $31,000 of outside sales expense, and $12,000 of payroll expenses. In 2015, sales and marketing expenses included approximately $16,000 of general advertising, $18,000 of outside sales expense, $43,000 of payroll expenses, $15,000 of stock-based compensation, and $24,000 of trade show expenses.

Research and Development. For three months ended June 30, 2016 and 2015, research and development expenses were $950 and $91,248, respectively.

General and Administrative. For the three months ended June 30, 2016 and 2015, general and administrative expenses were $280,470 and $488,980, respectively. In 2016, general and administrative expenses included approximately $12,000 of insurance expense, $10,000 of office expense, $143,000 of payroll expenses, $36,000 of accounting fees, $46,000 of legal fees, and $2,000 of travel expense. In 2015, general and administrative expenses included approximately $12,000 of insurance expense, $20,000 of office expense, $120,000 of payroll expenses, $11,000 of accounting fees, $45,000 of business development expense, $23,000 of legal fees, $126,000 of stock-based compensation, and $47,000 of travel expense.

Interest Expense. For the three months ended June 30, 2016 and 2015, interest expense was $408,419 and $112,690, respectively. In 2016, interest expense included approximately $375,000 of accretion of debt discounts and $33,000 of interest expense.

Interest Expense - related party. For the three months ended June 30 2016 and 2015, related party interest expense was $4,777 and $4,020, respectively.

Change in Derivative Liabilities. For the three months ended June 30, 2016 and 2015, the gain on change in derivative liabilities was $2,579,283 and $331,724, respectively due to the fluctuation in the stock price.

Excess of fair value of embedded conversion features. For the three months ended June 30, 2016 and 2015, the excess of fair value of embedded conversion features was $136,527 and $0 based on the excess of fair value of the embedded conversion features of the notes the Company entered into in August 2015 that became convertible during the period.

For the Nine Months Ended June 30, 2016 and 2015

Net Income (Loss). For the nine months ended June 30, 2016 and 2015, net income (loss) was ($3,865,758) and $232,002, respectively. Included in the nine months ended June 30, 2016 and 2015 was a gain in derivative liabilities of $452,425 and $2,156,203, respectively.

Revenue. For the nine months ended June 30, 2016 and 2015, revenue was $890,742 and $1,084,233, respectively. Revenue decreased in 2016 due to a decrease in new trending products of HIVE Ceramics.

Cost of Revenue. For the nine months ended June 30, 2016 and 2015, cost of revenue was $1,040,420 and $604,668, respectively. In 2016, cost of revenue included approximately $322,000 of ceramic products costs, $233,000 of obsolescence reserve, $47,000 of vaporizer pen costs, $107,000 of depreciation, $42,000 of freight, and $38,000 of occupancy and warehouse costs, and $92,000 of royalties. In 2015, cost of revenue includes approximately $132,000 of products costs, $17,000 of merchandise costs, $50,000 of depreciation, $85,000 of freight costs, $24,000 of merchant fees, $43,000 of warehouse costs, $98,000 of quality assurance costs, and $18,000 of royalties.

Gross Profit (Loss). For the nine months ended June 30, 2016 and 2015, gross profit was ($149,678) or (17%) and $479,565 or 44%, respectively. Gross profit decreased due to higher failure rates than expected and obsolescence of ceramics.

Sales and Marketing.  For the nine months ended June 30, 2016 and 2015, sales and marketing expenses were $342,618 and $554,263, respectively. In 2016, sales and marketing expenses included approximately $67,000 of general advertising, $63,000 of outside sales expense, $104,000 of payroll expenses, $35,000 of stock-based compensation, and $9,000 of trade show expenses. In 2015, sales and marketing expenses included approximately $21,000 of general advertising, $43,000 of outside sales expense, $43,000 of E-commerce costs, $68,000 of payroll expenses, $110,000 of stock-based compensation, and $59,000 of trade show expenses.

Research and Development. For nine months ended June 30, 2016 and 2015, research and development expenses were $47,648 and $143,481, respectively. In 2016, research and development expenses included approximately $4,000 for product design prototypes, $20,000 of payroll expenses, and $8,000 of travel expenses. In 2015, it consisted of approximately $114,000 of product design prototypes and research equipment.

General and Administrative. For the nine months ended June 30, 2016 and 2015, general and administrative expenses were $841,319 and $1,862,030, respectively. In 2016, general and administrative expenses included approximately $35,000 of insurance expense, $35,000 of office expense, $366,000 of payroll expenses, $80,000 of accounting fees, $131,000 of legal fees, $35,000 of stock-based compensation, and $22,000 of travel expense. In 2015, general and administrative expenses included approximately $34,000 of insurance expense, $96,000 of office expense, $346,000 of payroll expenses, $56,000 of accounting fees, $148,000 of legal fees, and $118,000 of travel expense.

Interest Expense. For the nine months ended June 30, 2016 and 2015, interest expense was $1,727,304 and $284,168, respectively. In 2016, interest expense included approximately $1,416,000 of accretion of debt discounts and $310,000 of interest expense.

Interest Expense - related party. For the nine months ended June 30 2016 and 2015, related party interest expense was $13,793 and $156,170, respectively.

Change in Derivative Liabilities. For the nine months ended June 30, 2016 and 2015, the gain on change in derivative liabilities was $452,425 and $2,156,203, respectively due to the fluctuation in the stock price.

Gain on Settlement. For the nine months ended June 30, 2016 and 2015, the gain on settlement was $0 and $625,461, respectively due to a confidential settlement by and between the Company and certain shareholders. On December 15, 2014, the Company recorded a gain on settlement of $257,930 for a confidential settlement by and between the Company and certain shareholders and related parties as settlement for certain potential legal claims held by the Company. As a result of the settlement, the Company received net proceeds of $62,930 and vendor credits of $200,000 during the three months ended December 31, 2014. A total of $325,000 in vendor credits has been received in connection with the settlement and no further credits will be given. In January 2015, the Company received 440,625 shares from the settlement that was to be assigned to the officers of the Company. The officers decided it was in the best interest to return these shares to the Company to be used for future strategic issuances. Accordingly, the 440,625 shares were recorded as treasury stock and a gain on settlement valued at $367,531.

Excess of fair value of embedded conversion features. For the nine months ended June 30, 2016 and 2015, the excess of fair value of embedded conversion features was $1,195,023 and $0 based on the excess of fair value of the embedded conversion features of the notes the Company entered into in August 2015 that became convertible during the period.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $5,410 and a working capital deficit of $1,960,283 as compared to cash of $273,904 and a working capital deficit of $1,797,437 as of September 30, 2015. We believe our current liquidity and securities purchase commitments will be sufficient to continue operating as a going concern through June 2017.

We had total liabilities of $2,366,199 as of June 30, 2016, including current liabilities of $336,090 of accounts payable, $404,586 of accrued expenses, $251,961 of convertible notes payable, $15,000 of related party notes payable, $300,000 related party convertible notes payable, $724,729 of derivative liabilities, and long-term liabilities of $182,833 of convertible notes payable and $151,000 of settlement liability. We had total liabilities of $3,128,736 as of September 30, 2015, including current liabilities of $115,938 of accounts payable, $207,609 of accrued expenses, customer deposits of $1,275, and $522,396 of convertible notes payable, $1,672,726 of derivative liabilities, $31,401 of warrant liability, and long-term liabilities of $300,156 of convertible notes payable, $265,000 of related party notes payable, and $12,235 of other liabilities.

We had a total stockholders’ deficit of $2,116,505 and an accumulated deficit of $32,032,503 as of June 30, 2016.

We used $502,143 of cash in operating activities during the nine months ended June 30, 2016, which was attributable to our net loss of $3,865,758, which was offset by $106,967 of depreciation, $483,826 gain on change in derivative and warrant liabilities, $1,195,023 of excess fair value of embedded conversion features, $1,536,858 of accretion of debt discounts, $131,708 of stock-based compensation, $31,689 of common stock issued for services, $190,718 of forbearance and assignment settlements charged to interest expense, and $654,478 of net cash provided by the change in operating assets and liabilities. We used $935,413 of cash in operating activities during the nine months ended June 30, 2015, which was attributable to our net income of $232,002, which was offset by $49,990 of depreciation, $2,156,203 gain on change in warrant liability, $625,461 gain on settlement, $159,071 of accretion of debt discounts, $147,632 of excess of fair value of stock issued for conversion of notes payable and accrued interest, $969,577 of stock-based compensation, and $231,229 of net cash provided by change in operating assets and liabilities.

VAPE’s consolidated financial statements reflect a net loss of $3,865,758 during the nine months ended June 30, 2016. As of June 30, 2016, we had cash of $5,410 and a working capital deficit of $1,960,283. VAPE has suffered an accumulated deficit of $32,032,503 and during the nine months ended June 30, 2016, the Company took steps to curtail its Offset, HIVE Glass and HIVE Supply business lines to focus more on consumer vaporization products including the launch of “Revival” discussed above. The Company also curtailed its ‘THE HIVE’ retail store in order to reduce overhead costs and focus on HIVE Ceramics. Moreover, the Company curtailed its exploration into providing real estate, management and consulting solutions to the legal cannabis industry in states where such cannabis cultivation and extraction is legal. The Company was never able to execute on any of these plans and ultimately determined that the Company’s capital reserves for such projects as well as the risks inherent in each project due to the current regulatory environment surrounding the cannabis industry made this line of business too difficult to pursue. All of which have resulted in losses and opportunity costs. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding. VAPE’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

In connection with the Third Party Debt Conversions (see Note 5), each of the Company’s convertible noteholders is entitled to a “share reserve” per their agreements with the Company which entitle them to reserve a certain allotment of common stock out of the authorized but unissued common stock of the Company for future conversions of their notes. The Company is further obligated under the agreements to increase the Company’s authorized share count to accommodate for a sufficient amount of share reserves. Due to the declining market price of the Company’s common stock, the noteholders have reserve claims in excess of the common stock authorized at this time. The Company has lost the ability to increase the share reserves by written shareholders’ consent due to the significantly increased outstanding held by convertible noteholders and so a shareholder vote is required to increase the authorized amount of shares the Company may issue. Further, the combination of limited capital and depleted share reserves have severely damaged the Company’s ability to find continued finance, properly run the Company, and proceed with business to include any mergers or acquisitions or any transactions that would require available stock.

The Company has entered into discussions with its convertible noteholders about a consolidation, restructuring and/or buy-out of their notes to resolve these issues. The position taken by the Company may be considered a technical violation of their agreements with the noteholders. The Company’s ability to issue common stock other than those presently allocated to noteholders is restricted during this time.

Investing activities used $43,101 during the nine months ended June 30, 2016 consisting of $43,101 of capital expenditures. Investing activities used $11,070 during the nine months ended June 30, 2015 consisting of $62,930 of net proceeds from settlement offset by $64,895 of capital expenditures and $9,105 for trademarks and pending patents.

We had $276,750 of net cash provided by financing activities during the nine months ended June 30, 2016 consisting of $312,150 of net proceeds from issuance of convertible notes payable, $50,000 of net proceeds from issuance of related party convertible notes payable, and $85,400 of repayments to convertible notes payable. We had $1,032,172 of net cash provided by financing activities during the nine months ended June 30, 2015 consisting of $1,195,000 of net proceeds from issuance of a convertible notes payable and repayments on convertible notes payable of $40,000, repayments on related party convertible notes payable of $50,000, and repayments on related party notes payable of $72,828.

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

We plan to engage a financial expert to assist the Company with procedures related to the treatment convertible debt. We expect to resolve the material weakness during the year ended September 30, 2017.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of VAPE’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2016.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

Union Capital, LLC, v. Vape Holdings, Inc. On February 22, 2016, a convertible promissory note holder, Union Capital, LLC (“Union”), filed suit against the Company in the United States District Court for the Southern District of New York claiming breach of contract and conversion and seeking specific performance, permanent injunction, and damages arising from the Company’s rejection of certain conversion notices submitted by Union. On February 24, 2016, the Court denied Union’s request for a TRO holding that Union failed to meet its burden of establishing irreparable harm and ordered the Company to show cause why a preliminary injunction should not be granted. The Court denied Union’s attempt to obtain a preliminary injunction. On March 31, 2017, the court ruled on the Company’s Motion to Dismiss and on Union’s motion for summary judgment. The court granted the Company’s motion to discuss Union’s conversion claim but denied the Company’s motion to dismiss Union’s breach of contract claim. The court granted Union’s motion for summary judgment as to the Company’s liability but denied Union’s motion in all other respects, including Union’s request for an award of damages on summary judgment. The Company believes the terms of Union’s convertible note are void and unenforceable and Union’s attempted conversion constitutes, among other things, intent to commit securities fraud. The Company will continue to vigorously defend this lawsuit.

LG Capital Funding, LLC, v. Vape Holdings, Inc. On May 3, 2016, convertible promissory note holder LG Capital Funding, LLC, (“LG”), filed suit against the Company in the United State District Court for the Eastern District of New York claiming breach of contract and conversion and seeking a preliminary injunction and declaratory relief arising from the Company’s rejection of certain conversion notices submitted by LG.

On or about December 1, 2016, the Company learned that LG obtained a judgment in the amount of $151,000. On or about December 10, 2016, the Company learned that LG had placed a judgment lien on the Company’s operating account. The effect of the lien was that the Company’s operating account was frozen for an amount twice the judgment, or approximately $300,000. . In or around December of 2016 and continuing into early January 2017, GHS Investments, LLC, a Nevada limited liability company (“GHS”) and LG Capital negotiated a transaction whereby GHS purchased the rights to the LG Capital Convertible Promissory Note and/or the right to collect on the LG Capital judgment. On or about January 10, 2017, GHS and the Company entered into a Convertible Promissory Note in the amount of $161,000 (the “GHS Convertible Note”) which represented that amount paid by GHS to LG Capital. The GHS Convertible Note carries a 10% interest rate, is due on October 15, 2017 and is convertible into common stock of the Company at a 45% discount off the lowest trading price for the Company’s common stock during the 20 trading days immediately preceding the conversion date.

HIVE, LLC. On December 10, 2015, the Company entered into a Secured Series B Preferred Stock Convertible Promissory Note in the principal amount of $50,000 (“Series B Note”) with HIVE Ceramics, LLC (the “Holder”). The Series B Note carried an interest rate of 8.0%. The Series B Note was due and payable by the Company on December 10, 2016 (the “Maturity Date”). The Series B Note was convertible into shares of the Company’s Series B Preferred Stock at the option of Holder. The indebtedness represented by the Series B Note was secured by all the Company’s assets. The Series B Note is attached as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 27, 2016 (the “12/27/16 Form 8-K”) and incorporated herein by this reference.

Also on December 10, 2015, the Company entered into an Amended and Restated Secured Series B Preferred Stock Convertible Promissory Note in the principal amount of $250,000 (“Amended Note”) with the Holder. The Amended Note amended, restated, modified and superseded that $250,000 Promissory Note, dated March 27, 2014, entered into by and between the Company and Holder, which note had a principal of $250,000 and a maturity date of February 27, 2016. The Amended Note carried an interest rate of 8.0%. The Amended Note was due and payable by the Company on December 10, 2016 (the “Maturity Date”). The Amended Note was convertible into shares of the Company’s Series B Preferred Stock at the option of Holder. The indebtedness represented by the Amended Note was secured by all the Company’s assets. The Amended Note is attached as Exhibit 10.8 to the 12/27/16 Form 8K and incorporated herein by this reference.

The Company failed to pay the Series B Note and the Amended Note on the Maturity Date (December 10, 2016). On December 15, 2016, the Company received a Notice of Default from counsel for Holder. Holder’s counsel demanded that all amounts owed under the Series B Note and the Amended Note be paid no later than December 20, 2016. The Company was unable to pay the demanded amounts by December 20, 2016. The Company believes that the Holder intends to execute on the security for the Series B Note and the Amended Note, namely, all of the assets of the Company. The Company is attempting to negotiate a resolution that does not include seizure of the Company’s assets however there is no guarantee that the Company will be able to work out a satisfactory resolution that does not include seizure of the Company’s assets.

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

Vape Holdings, Inc.
Registrant

Dated: April 27, 2017	/s/ Benjamin Beaulieu
Benjamin Beaulieu
Chief Executive Officer
(Principal Executive Officer)

Dated: April 27, 2017	/s/ Allan Viernes
Allan Viernes
Chief Financial Officer
(Principal Financial and Accounting Officer)

