Form 10-K
period 2016-09-30
Vape Holdings, Inc.
filed 2018-03-07
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒   Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At March 7, 2018, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on OTCQB on March 7, 2018 of $0.002) was $1,800,000.

At March 7, 2018, there were 900,000,000 shares of the Registrant’s common stock outstanding.

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

On March 27, 2014, the Company formally closed its asset purchase of the HIVE Ceramics LLC (“HIVE”) vaporization product and related intellectual property and has begun distributing the HIVE products through various wholesale distribution channels.  HIVE had been in development of a ceramic product for use in the vaporization market.  The development for one product line was completed in 2014.  No sales of this product line were made prior to Vape’s acquisition of the HIVE ceramic product line on March 27, 2014.  We determined that HIVE’s assets acquired were not deemed a business prior to being acquired by the Company under Rule 11-01(d) of Regulation S-X since there were no significant revenue activities, physical assets, employees or customers.

Overview

General

Vape Holdings, Inc. (“Vape,” the “Company,” “we,” “us,” “our,” “our company”) is a holding company with its primary focus in the manufacturing and distribution of healthy and sustainable vaporization products. The Company has designed, marketed and distributed ceramic vaporization products under a unique brand. The Company has also introduced a nonporous, non-corrosive, chemically inert medical-grade ceramic vaporization element as a healthy, sustainable alternative to traditional titanium and quartz vaporization materials, as well as lower-grade ceramic found in traditional electronic cigarettes and vaporizers. This material can be used for a wide range of applications, including stand-alone vaporization products and “E-cigs”. Electronic cigarettes come in a variety of designs ranging from those that look vastly like traditional cigarettes, to larger vaporizer units which are capable of vaporizing liquid with varying viscosity. The process of vaporization is believed to eliminate the smoke, tar, ash, and other byproducts of traditional smoking by utilizing lower temperatures in a controlled electronic environment.

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

The Company’s premiere brand, HIVE Ceramics has seen a significant decrease in sales due to competition in the market and restricted operations. While sales channels are still open, without additional capital infusion, the revenues are not large enough to support HIVE Ceramics outside of its existing product line.

The Company intends to take on additional funding to target key brands and products in the vaporization industry as well as revamp the HIVE Ceramics operations. Diversity in the products we carry will help support the need for variety in today’s rapidly growing market. With the proper investment, we believe that there are key acquisitions and/or partnerships in the CBD market that would directly benefit The Company’s need for increased revenue and exposure.

Vape is organized and directed to operate strictly in accordance with all applicable state and federal laws.

HIVE Ceramics

HIVE Ceramics (“HIVE”) is the premier brand under the VAPE umbrella. HIVE manufactures and distributes a proprietarily blended ceramic vaporization element for torched, electronic and portable vaporizers with countless design and product crossover capabilities in existing and emerging markets. HIVE is dedicated to bringing the healthiest and cleanest vaporization experience possible to the market. The HIVE product line currently consists of over 15 distinct ceramic elements, featuring the ONYX 14mm Domeless, The HIVE x QUAVE – Ceramic Club Banger and the HIVE x Brothership Ceramic Honey Bucket. The HIVE line also showcases the 2 piece domeless, domeless direct inject, domeless and regular 10mm, 14mm and 18mm elements, Flower Cup, Carb Cap, Stinger Dabber, and the HIVE x D-Nail 16mm V2 and 20mm attachments.

The Company intends to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect future proprietary technology and its brands, as they are developed.  However, without capital, the Company cannot continue the process of creating and/or acquiring proprietary vaporizers and e-cigarettes, and various trademarks, patents and copyrights for brands which are developed or in development.  The Company is actively engaged in improving and expanding lines of branded products through business alliances and acquisitions, as well as developing its branded retail business expansion.  VAPE and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

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

Distribution Channels

HIVECERAMICS.COM is the Company’s e-commerce site for its premier HIVE Ceramics product line. A beta version of the e-commerce site was successfully launched in April 2014 with a limited product line and no paid or formal advertising. The e-commerce site has since become fully operational since July 2014 with a full product line and is taking orders daily with same or next day shipping available direct to the consumer on all orders.

The Company’s authorized dealer network has grown to over 1,100 authorized shops for the Company’s wholesale distribution platform. The Company and its principals have relied on their industry reputation and contacts to rapidly expand this vast wholesale distribution network in a matter of months. The Company has already funneled the HIVE Ceramics product line through these channels and anticipates parlaying this expansive network into the success of future product lines and related ventures but will be unable to do so without new capital.

Puff Pipes is a Vancouver, B.C. Canada based distributor and one of two Canadian distributors partnering with the Company to blanket the Canadian market. Puff Pipes is one of Canada’s leading suppliers of high quality glass works for over 20 years and a trusted name in the vaporizer industry.

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

We have a policy of entering into confidentiality and non-disclosure agreements with our employees and some of our vendors and customers, as we deem necessary. These agreements and policies are intended to protect our intellectual property, but we cannot ensure that these agreements or the other steps we have taken to protect our intellectual property will be sufficient to prevent theft, unauthorized use or adverse infringement claims. We cannot prevent piracy of our methods and features, and we cannot fully determine the extent to which our methods and features are being pirated.

Employees

As of the filing date, we had 2 employees. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. We consider our relationship with our employees to be positive.

Item 1A.	Risk Factors

Vape is a smaller reporting company and is therefore not required to provide this information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2016, the Company leases a 2,500 square foot office in Agoura Hills, California. Currently, the inventory is held at a private residence in Oregon.

Item 3.	Legal Proceedings

Union Capital, LLC, v. Vape Holdings, Inc. On February 22, 2016, a convertible promissory note holder, Union Capital, LLC (“Union”), filed suit against the Company in the United States District Court for the Southern District of New York claiming breach of contract and conversion and seeking specific performance, permanent injunction, and damages arising from the Company’s rejection of certain conversion notices submitted by Union. On February 24, 2016, the Court denied Union’s request for a TRO holding that Union failed to meet its burden of establishing irreparable harm and ordered the Company to show cause why a preliminary injunction should not be granted. The Court denied Union’s motion for a preliminary injunction. On March 31, 2017, the court ruled on the Company’s motion to dismiss and on Union’s motion for summary judgment. The court granted the Company’s motion to dismiss as it related to Union’s conversion claim but denied the Company’s motion to dismiss Union’s breach of contract claim. The court granted Union’s Motion for Summary Judgment as to the Company’s liability for breach of contract but denied Union’s motion in all other respects, including Union’s request for an award of damages, and struck down portions of Union’s note as penalty provisions. The Company and Union subsequently settled this matter without further court proceedings for $170,000 in 2017.

LG Capital Funding, LLC, v. Vape Holdings, Inc. On May 3, 2016, convertible promissory note holder LG Capital Funding, LLC, (“LG”), filed suit against the Company in the United State District Court for the Eastern District of New York claiming breach of contract and conversion and seeking a preliminary injunction and declaratory relief arising from the Company’s rejection of certain conversion notices submitted by LG. The court denied LG both a temporary restraining order and a preliminary injunction and referred the parties to mediation. At mediation, the parties agreed that the Company would pay LG the sum of $151,000 in settlement of its claims.

On or about December 1, 2016, upon LG’s request, the court entered judgment in the amount of $151,000. On or about December 10, 2016, the Company learned that LG had placed a judgment lien on the Company’s operating account. The effect of the lien was that the Company’s operating account was frozen for an amount twice the judgment, or approximately $300,000. In or around December of 2016 and continuing into early January 2017, GHS Investments, LLC, a Nevada limited liability company (“GHS”) and LG Capital negotiated a transaction whereby GHS purchased the rights to the LG Capital Convertible Promissory Note and/or the right to collect on the LG Capital judgment. On or about January 10, 2017, GHS and the Company entered into a Convertible Promissory Note in the amount of $161,000 (the “GHS Convertible Note”) which represented that amount paid by GHS to LG Capital. The GHS Convertible Note carries a 10% interest rate, is due on October 15, 2017 and is convertible into common stock of the Company at a 45% discount off the lowest trading price for the Company’s common stock during the 20 trading days immediately preceding the conversion date.

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

Justin Braune v. Vape Holdings, Inc., Ben Beaulieu and Allan Viernes. On May 16, 2017, Justin Braune, the Company’s former Chief Executive Officer filed a civil lawsuit in Los Angeles County Superior Court against the Company, Allan Viernes and Ben Beaulieu claiming breach of Mr. Braune’s employment contract, including, but not limited to failure to pay wages including deferred salary and commissions, and wages upon separation of employment and seeking damages arising from the Company’s breach. The Company and Justin Braune subsequently settled this matter without further court proceedings. On September 25, 2017, the parties participated in a full-day mediation and agreed to settle and resolve all matters including the lawsuit. On December 6, 2017, the parties entered into a Settlement Agreement whereby, the Allan Viernes and Ben Beaulieu 1) shall pay the sum of $15,000 by December 8, 2017 and the Company shall, 2) $40,000 on or before December 31, 2018, and 3) a convertible promissory note in the amount of $100,000. The convertible note and/or any shares issued in connection shall have a buyout cash value of no less than 125% of the cash value.

The Company and Holder subsequently settled this matter without further court proceedings. See Note 11 to the Company’s financial statements entitled “Subsequent Events.”

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock was qualified for quotation on the OTCQB under the trading symbol “VAPE” on January 8, 2014. Our common stock is currently quoted on OTCQB. The closing price of our common stock on September 30, 2016 was $0.004 per share. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the OTCQB. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

From the Year Ended September 30, 2016	High	Low
First Quarter	$0.069	$0.004
Second Quarter	$0.017	$0.002
Third Quarter	$0.011	$0.002
Fourth Quarter	$0.004	$0.001

The OTCQB is generally considered to be a less active and less efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.

Holders

As of September 30, 2016, the approximate number of registered holders of our common stock was 71. As of September 30, 2016, the number of outstanding shares of our common stock was 588,397,353; and there were no shares of common stock subject to outstanding warrants or stock options. As of the date of the filing there are 900,000,000 shares outstanding and approximately 74 holders of our shares of common stock.

Dividends

No dividends were declared on Vape’s common stock in the years ended September 30, 2016 and 2015, and it is anticipated that cash dividends will not be declared on Vape’s common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Details of Issuance of Shares of Our Common Stock in Connection with Investor Relation Services

None

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2015, there were no options issued and outstanding under the 2014 Plan and 2009 Plan as all options were forfeited and cancelled as of September 30, 2015. There have been no changes during the year ended September 30, 2016.

Recent Sales of Unregistered Securities

On December 3, 2014, the Company issued an unsecured convertible promissory note (the “Note”) in the principal amount of $560,000. Between October 2015 and September 2016, the Company issued the following conversions for repayment of the Note by Investor:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
October 8, 2015	$21,000	$-	$21,000	$0.012	1,818,182
October 16, 2015	18,900	-	18,900	$0.012	1,636,364
October 22, 2015	25,800	-	25,800	$0.011	2,333,786
October 29, 2015	22,460	-	22,460	$0.011	2,031,660
November 11, 2015	33,500	-	33,500	$0.007	4,649,549
November 18, 2015	24,000	-	24,000	$0.006	4,195,804
November 30, 2015	30,000	-	30,000	$0.005	5,741,627
December 11, 2015	22,000	-	22,000	$0.002	9,090,909
December 28, 2015	22,500	-	22,500	$0.002	9,297,521
January 7, 2016	20,000	-	20,000	$0.002	10,101,010
January 20, 2016	12,500	-	12,500	$0.001	10,330,579
February 2, 2016	13,200	-	13,200	$0.001	10,909,091
March 2, 2016	10,627	-	10,627	$0.001	10,169,800
March 10, 2016	11,184	-	11,184	$0.001	10,702,619
March 17, 2016	8,272	-	8,272	$0.001	6,539,200
March 2, 2016	19,822	-	19,822	$0.002	10,600,000
March 29, 2016	22,797	-	22,797	$0.002	12,191,000
March 31, 2016	22,347	-	22,347	$0.002	11,950,000
April 4, 2016	25,140	-	25,140	$0.002	13,444,000
April 7, 2016	21,019	-	21,019	$0.002	11,240,000
April 13, 2016	35,664	-	35,664	$0.002	14,737,000
April 19, 2016	36,711	-	36,711	$0.002	15,170,000
April 20, 2016	18,244	-	18,244	$0.002	7,538,666
	$497,687	$-	$497,687		196,418,367

On February 10, 2015, the Company entered into a securities purchase agreement which funded a total of $800,000 in principal.

The following is summary of conversions by the holder and its assignees during the year ended September 30, 2016:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
October 1, 2015	$10,000	$-	$10,000	$0.015	675,676
October 5, 2015	10,000	-	10,000	$0.015	675,676
October 6, 2015	13,262	-	13,262	$0.014	961,000
October 7, 2015	10,000	-	10,000	$0.012	865,801
October 9, 2015	11,728	-	11,728	$0.012	1,011,000
October 9, 2015	10,000	-	10,000	$0.012	865,801
October 12, 2015	14,680	-	14,680	$0.012	1,271,000
October 13, 2015	11,601	-	11,601	$0.012	1,000,052
October 15, 2015	14,680	-	14,680	$0.012	1,271,000
October 19, 2015	17,400	-	17,400	$0.012	1,500,000
October 19, 2015	15,000	-	15,000	$0.012	1,298,701
October 20, 2015	16,650	-	16,650	$0.011	1,500,000
October 21, 2015	17,500	-	17,500	$0.012	1,515,152
October 23, 2015	20,000	-	20,000	$0.012	1,731,602
October 26, 2015	24,420	-	24,420	$0.011	2,200,000
October 29, 2015	26,640	-	26,640	$0.011	2,400,000
November 2, 2015	29,970	-	29,970	$0.011	2,700,000
November 2, 2015	20,000	-	20,000	$0.011	1,809,136
November 5, 2015	32,190	-	32,190	$0.011	2,900,000
November 10, 2015	28,800	-	28,800	$0.010	3,000,000
November 12, 2015	23,930	-	23,930	$0.007	3,323,611
November 17, 2015	16,500	-	16,500	$0.006	2,727,273
November 19, 2015	1,640	11,225	12,865	$0.006	2,316,013
November 23, 2015	23,111	-	23,111	$0.006	4,127,000
November 27, 2015	24,750	-	24,750	$0.006	4,500,000
December 2, 2015	18,450	-	18,450	$0.004	4,500,000
December 8, 2015	18,000	-	18,000	$0.004	5,000,000
December 11, 2015	13,368	-	13,368	$0.002	5,570,000
December 16, 2015	14,181	-	14,181	$0.002	5,860,000
December 22, 2015	15,488	-	15,488	$0.002	6,400,000
December 29, 2015	17,666		17,666	$0.002	7,300,000
May 31, 2016	27,495	-	27,495	$0.001	19,227,000
June 13, 2016	28,936	-	28,936	$0.001	20,235,000
June 21, 2016	22,254	-	22,254	$0.001	21,296,000
June 28, 2016	12,339	2,589	14,928	$0.001	16,964,625
	$632,629	$13,814	$646,443		160,498,119

Assigned 2015 Notes

An August 5, 2015 Note, with a face value of $112,000 was assigned to a third party. During the year ended September 30, 2016, the Company enacted the following conversions under this note:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
April 20, 2016	$16,117	$-	$16,117	$0.0024	6,660,000
April 25, 2016	46,349	-	46,349	$0.0029	15,900,000
May 5, 2016	37,744	-	37,744	$0.0025	15,250,000
May 18, 2016	19,597	1,594	21,191	$0.0020	10,413,268
	$119,807	$1,594	$121,401		48,223,268

On August 12, 2015, the Company entered into an additional convertible note financing transaction with an accredited investor in the principal amount of $105,000. The note was assigned to a third party, and $20,000 was added to the principal balance and recorded as interest expense during the year ended September 30, 2016. During the year ended September 30, 2016, the following conversions occurred:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
July 8, 2016	$19,222	$-	$19,222	$0.0008	23,300,000
July 25, 2016	17,518	-	17,518	$0.0007	24,500,000
August 3, 2016	17,738	-	17,738	$0.0007	25,800,000
August 10, 2016	17,919	-	17,919	$0.0007	27,150,000
August 16, 2016	18,863	-	18,863	$0.0007	28,580,000
September 19, 2016	11,482	-	11,482	$0.0008	14,912,185
	$102,741	$-	$102,741		144,242,185

Subsequent to September 30, 2016, the note was fully converted as a result of the following conversions:

Conversion Date	Principal Converted	Accrued Interest Converted	Total Converted	Conversion Rate	Common Shares Issued
January 10, 2017	$41,121	$879	42,000	$0.0014	30,000,000
January 18, 2017	-	$28,795	28,795	$0.0045	6,398,894
	$41,121	$29,674	$70,795		36,398,894

In connection with the above stock conversions, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). We had, or one of our affiliates had, a prior business relationship with each of the purchasers, and no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On March 7, 2016, an August 5, 2015 note with a face value of $112,000, together with accrued interest of $7,806 was assigned to a third party, or a total of $119,706. In the event of default, the note increased 150% of the principal and accrued interest. As of September 30, 2016, the note was fully converted.

On December 15, 2015, an accredited investor provided the Company with $50,000 in additional proceeds under the same terms of their original convertible note with a term of two years in August 2015. A one-time interest charge of 12% and an original issue discount of 10%, aggregating $11,600, was added to the principal of the note. The total face amount of the note was $154,000 as of December 15, 2015. The note was subject to a default rate of interest of 18%, per annum. The note had default penalty of 150% principal and accrued interest. In the event the notes were not repaid at 180 days, the notes become convertible into common stock based on a discount of 60% of the lowest trading price over the 20 days prior to notice of conversion, subject to further adjustment of up to 15% in certain events. There is no explicit limit on the number of shares that the note is convertible into.

During the year ended September 30, 2016, the Company converted $119,807 principal and $1,594 of accrued interest into 48,223,268 shares of common stock.

The note was in default during the period, thus the Company recorded 150% of the principal and accrued interest as a charge to operations totaling $30,800. During the year ended September 30, 2016, the Company converted $102,741 of principal into 144,242,185 shares of common stock. Subsequent to such date, the Company converted $70,795 of principal and interest into 36,398,894 shares of common stock and was fully satisfied. During 2016, the Company recorded a loss on the change in fair value of the derivative liability of $174,790.

GHS Convertible Note

On April 19, 2016, the Company entered into convertible note financing transaction in the principal amount of $193,765, less fees and costs. The convertible note bears interest at the stated rate of 10%, per annum, subject to a default rate of 22%, per annum., and is convertible into common stock of the Company at any time after 180 days from issuance of the note at a conversion price per share equal to 45% of the lowest trading price in the 20 trading days immediately preceding the applicable conversion date. The conversion rate will increase to 55% from 45% in certain conditions. The Company had the option to prepay the convertible note in the first 180 days from closing subject to a prepayment penalty of 150% of principal plus interest. The maturity date of the convertible note was January 19, 2017. In the event of default, the principal and accrued interest increases by 150%. There is no explicit limit on the number of shares that the note is convertible into.

During the year ended September 30, 2016, no amounts were converted into shares of common stock

The Company recorded the prepayment penalty of $91,011 as a discount to the convertible note and fully amortized it to interest expense during the year ended September 30, 2016. The note was in default during the period, thus the Company recorded 150% of the principal and accrued interest as a charge to operations totaling $88,075.

Oddyssey Investment

On December 10, 2015, the Investor purchased $90,000 in common stock at a purchase price equal to 90% of the average of the closing prices of the common stock for the three (3) trading days immediately preceding the date that is six (6) months from the date of the agreement. As of June 7, 2016, the Company entered into an agreement for proceeds of $90,000 to be recorded as a convertible note payable with a conversion feature of 55% of the lowest trading price for the prior twenty (20) days. The Company recorded the note as a derivative liability at fair value of $118,722, a derivative discount of $90,000, and the excess in fair value of $28,722 to excess of fair value of embedded conversion features.

Item 6.	Selected Financial Data

Vape is a smaller reporting company and is therefore not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is intended to provide information about Vape’s financial condition and results of operations for the years ended September 30, 2016 and 2015. This information should be read in conjunction with Vape’s audited consolidated financial statements for the years ended September 30, 2016 and 2015, which begin on page F-2 of this report. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes, or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Some of the factors that may cause results to differ are described in the forward-looking statements cautionary language on page two of this report.

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

On March 27, 2014, the Company formally closed its asset purchase of the HIVE Ceramics LLC (“HIVE”) vaporization product and related intellectual property and has begun distributing the HIVE products through various wholesale distribution channels.  HIVE had been in development of a ceramic product for use in the vaporization market.  The development for one product line was completed in 2014.  No sales of this product line were made prior to Vape’s acquisition of the HIVE ceramic product line on March 27, 2014.  We determined that HIVE’s assets acquired were not deemed a business prior to being acquired by the Company under Rule 11-01(d) of Regulation S-X since there were no significant revenue activities.

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

HIVE Ceramics (“HIVE”) was the premier brand under the VAPE umbrella. HIVE manufactured and distributed a proprietarily blended ceramic vaporization element for torched, electronic and portable vaporizers with countless design and product crossover capabilities in existing and emerging markets. HIVE was dedicated to bringing the healthiest and cleanest vaporization experience possible to the market. The HIVE product line currently consists of over 15 distinct ceramic elements, featuring the ONYX 14mm Domeless, The HIVE x QUAVE – Ceramic Club Banger and the HIVE x Brothership Ceramic Honey Bucket. The HIVE line also showcases the 2 piece domeless, domeless direct inject, domeless and regular 10mm, 14mm and 18mm elements, Flower Cup, Carb Cap, Stinger Dabber, and the HIVE x D-Nail 16mm V2 and 20mm attachments.

The Company’s premiere brand, HIVE Ceramics has seen a significant decrease in sales due to competition in the market and restricted operations. While sales channels are still open, without a capital infusion, the revenues are not large enough to support HIVE Ceramics outside of its existing product line.

The Company intends to take on additional funding to target key brands and products in the vaporization industry as well as revamp the HIVE Ceramics operations. Diversity in the products we carry will help support the need for variety in today’s rapidly growing market. With the proper investment, we believe that there are key acquisitions and/or partnerships in the CBD market that would directly benefit The Company’s need for increased revenue and exposure.

REVIVAL PRODUCTS

On December 28, 2015, the Company created a new wholly-owned subsidiary, Revival Products, LLC (“Revival”), which is in the business of portable vaporization devices. Revival will sell disposable cartridges that complement HIVE Ceramic’s product lines utilizing its sales and distribution channels and via its own designated e-commerce site at www.revivalvapes.com. The Company ceased the Revival product line upon Justin Braun’s resignation.

BETTERCHEM

On July 1, 2015, the Company entered into a Share Exchange Agreement with BetterChem Consulting, Inc. (“BetterChem”), a Pennsylvania corporation, and its sole shareholder and the Company’s current Chief Science Officer Dr. Mark Scialdone (“Dr. Scialdone”), whereby the Company acquired a controlling 80% interest in BetterChem from Dr. Scialdone in exchange for up to 400,000 shares of the Company’s restricted common stock. In consideration for the issuance of the shares to Dr. Scialdone, the Company acquired 80 shares of the common stock of BetterChem which represents 80% of the issued and outstanding shares of BetterChem. Dr. Scialdone retained a 20% interest in BetterChem. The Share Exchange Agreement transaction closed concurrently with its execution on July 1, 2015 At closing, the Company issued 250,000 shares of its common stock valued at $67,500 to BetterChem. BetterChem had no identifiable assets and liabilities upon closing, and no significant revenues.

On January 12, 2016, the Company abandoned the transaction and curtailed the subsidiary’s operations in order to reduce overhead costs and focus on HIVE Ceramics. An impairment of the acquisition of BetterChem of $69,250 was recorded during the year ended September 30, 2015.

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

CONVERTIBLE DEBT

Convertible debt is accounted for under the guidelines established by ASC 470-20 “Debt with Conversion and Other Options.” ASC 470-20 governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting (explained below) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The embedded conversion features are recorded as discounts when the notes become convertible. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt using the effective interest method.  Many of the conversion features embedded in the Company’s notes are variable and are adjusted based on a discount to market prices which could cause an unlimited number of common stock to be issued.  In these cases, we record the embedded conversion feature as a derivate instrument, at fair value –see Derivative Instruments below.

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

INVENTORY

Inventory is valued at the lower of cost or market, using the first-in, first-out (FIFO) method. The Company provides for an allowance for slow moving inventories based on current demand and competition. Management has recorded provisions for loss for obsolete or slow moving inventory to reduce carrying amounts to net realizable value.

Results of Operations

The results of operations information below provides details on net loss and general and administrative expenses. General and administrative expenses provide details on continuing operations and include items such as management compensation, SEC compliance, insurance, office and other general expenses.

For the Years Ended September 30, 2016 and 2015

Net Loss. For the years ended September 30, 2016 and 2015, net loss was $6,093,948 and $3,549,825, respectively. Included in the year ended September 30, 2016 and 2015 was a gain (loss) on derivative liabilities of ($2,507,067) and $621,923, respectively.

Revenue. For the years ended September 30, 2016 and 2015, revenue was $890,514 and $1,277,657, respectively. Revenue decreased in 2016 due to a decrease in new product releases of HIVE Ceramics and a decline in our ability to generate revenues due to lack of liquidity.

Cost of Revenue. For the years ended September 30, 2016 and 2015, cost of revenue was $1,112,168 and $1,013,641, respectively. In 2016, cost of revenue included approximately $345,000 of ceramic products costs, $233,000 of obsolescence reserve, $47,000 of vaporizer pen costs, $161,000 of depreciation, $43,000 of freight, and $46,000 of occupancy and warehouse costs, and $98,000 of royalties. In 2015, cost of revenue included approximately $623,000 of ceramic products costs, $27,000 of supply costs, $97,000 of glass costs, $66,000 of merchandise costs, and $200,000 of inventory reserve.

Gross Profit (Loss). For the years ended September 30, 2016 and 2015, gross profit (loss) was ($221,654) or (25%) and $264,016 or 21%, respectively. Gross profit decreased due to write-offs of inventory due to declining revenues, higher failure rates of products than expected and obsolescence of ceramics.

Sales and Marketing.  For the years ended September 30, 2016 and 2015, sales and marketing expenses were $375,807 and $715,292, respectively. In 2016, sales and marketing expenses included approximately $68,000 of general advertising, $81,000 of outside sales expense, $104,000 of payroll expenses, $34,800 of stock-based compensation, and $10,000 of trade show expenses. In 2015, sales and marketing expenses included approximately $26,000 of general advertising, $54,000 of outside sales expense, $162,000 of payroll expenses, $156,000 of stock-based compensation, and $65,000 of trade show expenses.

Research and Development. For years ended September 30, 2016 and 2015, research and development expenses were $47,648 and $212,424, respectively. In 2016, research and development expenses included approximately $4,000 for product design prototypes, $20,000 of payroll expenses, and $8,000 of travel expenses. In 2015, research and development expenses included approximately $117,000 for product design prototypes and research equipment, $47,000 of payroll expenses, $12,000 of employee benefits, $8,000 of travel expenses, and $27,000 of patent research.

General and Administrative. For the years ended September 30, 2016 and 2015, general and administrative expenses were $1,028,736 and $2,126,538, respectively. In 2016, general and administrative expenses included approximately $45,000 of insurance expense, $46,000 of office expense, $463,000 of payroll expenses, $80,000 of accounting fees, $210,000 of legal fees, $32,889 of stock-based compensation, and $25,000 of travel expense. In 2015, general and administrative expenses included approximately $45,000 of insurance expense, $110,000 of office expense, $481,000 of payroll expenses, $66,000 of accounting fees, $80,000 of business development expense, $182,000 of legal fees, $800,000 of stock-based compensation, and $121,000 of travel expense.

Interest Expense. For the years ended September 30, 2016 and 2015, interest expense was $1,945,231 and $1,158,590, respectively. In 2016, interest expense included approximately $1,753,000 of accretion of debt discounts and $192,000 of interest expense. There were significant increase in conversions into common stock in 2016 versus 2015, which resulted in full accretion of discounts to interest expense upon conversion.

Interest Expense - related party. For the years ended September 30 2016 and 2015, related party interest expense was $18,624 and $148,562, respectively. The decrease was largely due to higher debt levels in 2015, which were accreted to interest expense in 2015.

Change in Derivative Liabilities. For the years ended September 30, 2016 and 2015, the gain (loss) on change in derivative liabilities was ($2,507,067) and $621,923, respectively due to the fluctuation in the stock price versus the lowest traded prices during a period of time prior to notice of conversion.

Gains (losses) on Settlements. For the years ended September 30, 2016 and 2015, the gain on settlement was $0 and $625,461, respectively due to a confidential settlement by and between the Company and certain shareholders. On December 15, 2014, the Company recorded a gain on settlement of $257,930 for a confidential settlement by and between the Company and certain shareholders and related parties as settlement for certain potential legal claims held by the Company. As a result of the settlement, the Company received net proceeds of $62,930 and vendor credits of $200,000 during the three months ended December 31, 2014. A total of $325,000 in vendor credits has been received in connection with the settlement and no further credits will be given. In January 2015, the Company received 440,625 shares from the settlement that was to be assigned to the officers of the Company. The officers decided it was in the best interest of the Company and its shareholders to return these shares to the Company to be used for future strategic issuances. Accordingly, the 440,625 shares were recorded as treasury stock and a gain on settlement valued at $367,531.

Gain (loss) on debt extinguishment, net. For the years ended September 30, 2016 and 2015, the gain (loss) on debt extinguishments were $175,769 and ($628,360), respectively. In 2015, the net loss on debt extinguishments consisted primarily of the loss on modification of the Redwood and Typenex convertible notes payable. In 2016, the Company entered into settlement agreements whereby the derivative liability was extinguished, resulting in a net gain over the amount of the dollar amount of the settlement.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $0 and a working capital deficit of $5,031,000 as compared to cash of $273,904 and a working capital deficit of $3,289,273 as of September 30, 2015. We believe our current liquidity and securities purchase commitments are not sufficient to continue operating as a going concern and require immediate capital to assume any sort of normal operations, let alone new business initiatives.

We had total liabilities of $5,100,604 as of September 30, 2016, including current liabilities of $473,654 of accounts payable, $555,994 of accrued expenses, $537,291 of convertible notes payable, $15,000 of related party notes payable, $300,000 related party convertible notes payable, $2,755,544 of derivative liabilities, $422,000 of settlement liability, and long-term liabilities of $41,121 of convertible notes payable . We had total liabilities of $4,490,682 as of September 30, 2015, including current liabilities of $115,938 of accounts payable, $207,609 of accrued expenses, customer deposits of $1,275, and $216,793 of convertible notes payable, $250,000 of related party notes payable, $3,220,465 of derivative liabilities, $31,401 of warrant liability, and long-term liabilities of $420,266 of convertible notes payable, $15,000 of related party notes payable, and $12,235 of other liabilities.

We had a total stockholders’ deficit of $5,072,121 and an accumulated deficit of $35,024,668 as of September 30, 2016.

We used $507,554 of cash in operating activities during the year ended September 30, 2016, which was attributable to our net loss of $6,093,948, which was offset by $123,150 impairment of intangibles, $161,427 of depreciation, $2,507,067 loss on change in derivative and warrant liabilities, $175,769 of gain on extinguishment of debt, $1,752,743 of accretion of debt discounts, $67,689 of stock-based compensation, $192,309 of other, and $1,342,396 of net cash provided by the change in operating assets and liabilities. We used $1,420,945 of cash in operating activities during the year ended September 30, 2015, which was primarily attributable to our net loss of $3,549,825, which was offset by $71,305 of depreciation, $621,923 gain on change in derivative liabilities, $625,461 gain on settlement, $1,148,300 of accretion of debt discounts, loss on debt extinguishments of $628,360, $1,006,346 of stock-based compensation, and $483,930 of net cash provided by change in operating assets and liabilities.

Our consolidated financial statements reflect a net loss of $6,093,948 during the year ended September 30, 2016. As of September 30, 2016, we had cash of $0 and a working capital deficit of $5,031,000. The Company has suffered an accumulated deficit of $35,024,668 and during the year ended September 30, 2016, the Company took steps to curtail its offset, HIVE Glass and HIVE Supply, and Revival business lines. The Company also closed its “THE HIVE” retail store in order to reduce overhead costs and focus on HIVE Ceramics. Moreover, the Company decreased its exploration into providing real estate, management and consulting solutions to the legal cannabis industry in states where such cannabis cultivation and extraction is legal. The Company was never able to execute on any of these plans and ultimately determined that the Company’s capital reserves for such projects as well as the risks inherent in each project due to the current regulatory environment surrounding the cannabis industry made this line of business too difficult to pursue. All of which have resulted in losses and opportunity costs. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding. The Company’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern. Our registered independent public accountants have issued an explanatory paragraph in their report regarding substantial doubt about the Company’s ability to continue as a going concern.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, we have a material weakness with regards to our disclosure controls and procedures not designed at a reasonable assurance level and not are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We plan to engage a financial expert to assist the Company with procedures related to the treatment convertible debt. We expect to resolve the material weakness during the year ended September 30, 2018.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of Vape’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2016.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our executive officers and directors as of September 30, 2016.   All directors serve for a term set to expire at the next annual meeting of stockholders of Vape or until their successors are elected and qualified. All officers are appointed by our board of directors and their terms of officer are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name and Address	Age	Principal Occupation or Employment

Benjamin Beaulieu	30	Chief Executive Office since June 20, 2016. Chief Operating Officer and Director since May 11, 2015 and Chairman of the Board since December 10, 2015

Allan Viernes	32	Chief Financial Officer since June 25, 2014, Director since May 11, 2015

Justin Braune	35	Former Chief Executive Officer and Director, beginning on December 10, 2015. Resigned June 20, 2016.

Kyle Tracey	35	Former Chief Executive Officer, Secretary and Chairman of Vape beginning on December 30, 2013. Former Chief Financial Officer of Vape beginning on April 16, 2014, resigned June 25, 2014. Resigned as Chief Executive Officer, Chairman of the Board and all officer positions on December 10, 2015.

Joseph Andreae	30	Former President and Director of Vape beginning on March 26, 2014. Resigned as President and Director on December 10, 2015.

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

Executive Officers

Kyle Tracey, 35, Former Chief Executive Officer and Former Chairman

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

Joseph Andreae, 30, Former President and Board of Directors

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

Allan Viernes, 32, Chief Financial Officer and Board of Directors

Mr. Viernes, 32, is an accounting and financial advisor specializing in public and private accounting and finance, SEC matters, bankruptcy reporting and analysis, mergers and acquisitions, and financial modelling/analysis. Mr. Viernes has served in such positions as Chief Financial Officer of an oil and gas company, Corporate Controller of a software company, and consulted with various retail and restaurant franchises and real estate companies through troubled debt restructurings and leveraged buy outs. Mr. Viernes also has past experience as an auditor with McKennon Wilson & Morgan, a PCAOB registered accounting firm, focusing on audits of private and publicly-held companies. Mr. Viernes graduated with a Bachelor of Administration with a concentration in accounting from Devry University, earned a Master of Business Administration from the Keller Graduate School of Management, and is a Certified Public Accountant.

Benjamin Beaulieu, 29, Chief Executive Officer and Chairman

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

Justin Braune, 35, Former Chief Executive Officer and Board of Directors

On December 10, 2015, the Board appointed Justin Braune to serve as the Company’s Chief Executive Officer and as a director, effective immediately.

Prior to joining the Company, Mr. Braune, 35, served as the chief operating officer of Voodoo Science, LLC and Vapor Wild from 2014 to 2015. From 2013 to 2014, Mr. Braune served as the Chief of Operations for Veracity Security, a technology company located in San Diego. From 2013-2014 Mr. Braune was the Director of Sales at Lear Capital. Since 2010 he owned and operated Braune Enterprises a real estate and investment brokerage firm. Mr. Braune graduated from the United States Naval Academy with a B.S. degree in electrical engineering in and was commissioned as an officer in the U.S. Navy. After earning his master’s degree in nuclear engineering, Mr. Braune operated the nuclear reactors onboard the USS RONALD REAGAN aircraft carrier. He served in the U.S. Navy until 2009 and subsequently earned his MBA at the University of Southern California, Marshall School of Business. Our Board believes that Mr. Braune’s extensive relationships and experience in the industry of vaporization products and e-cigarettes will bring added value to the Company’s management team.

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

Stockholder Communications

Our Board has determined not to adopt a formal methodology for communications from stockholders directly to the Board on the belief that any communication sent to the Company’s current investor relations firm, Growth Circle, would be brought to the Board’s attention by our Chief Executive Officer, Benjamin Beaulieu.

Meetings of the Board of Directors

The Board of Directors of Vape conducts business through meetings of the Board or by unanimous written consents of the Board. Such actions by written consent of all directors are, according to Delaware corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held. The Board of Directors for the fiscal year ended September 30, 2016 consisted of: Benjamin Beaulieu and Allan Viernes. None of Mr. Viernes or Mr. Beaulieu qualifies as an “independent director” pursuant to the rules and regulations of the Securities and Exchange Commission. During the fiscal year ended September 30, 2015, the Board held no formal meetings, and the Board acted by unanimous written consent on multiple occasions.

On May 17, 2013, the Company selected the accounting firm of dbbmckennon to act as the then PeopleString’s independent public accounting firm for the year ended December 31, 2012. dbbmckennon audited the financial statements of Vape for the year ended September 30, 2016 and 2015.

Board Leadership Structure and Role in Risk Oversight

During the year ended September 30, 2016, we did not separate the roles of Chief Executive Officer and Chairman of the Board because we believe that Benjamin Beaulieu adequately performs such roles. The benefits of Mr. Beaulieu’s leadership of the Board stem from his experience in managing small to medium sized businesses and his involvement in the legal cannabis industry, which provide a unique understanding of our culture and business. Also, serving as both the Chief Executive Officer and Chairman of the Board ensures that a constant flow of Company related information is available between the Board and our senior management. This flow of communication enables Mr. Tracey to identify issues, proposals, strategies and other considerations for future Board discussions and to assume the lead in many of the resulting discussions during Board meetings. Our Board has responsibility for the oversight of risk management. A fundamental part of risk management is not only understanding the risks we face and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of the Board in setting our business strategy is a key part of its assessment of risk management and the determination of what constitutes our appropriate level of risk. The Board regularly discusses with management our major risk exposures, their potential impact on us, and the steps taken to manage these risks. In addition, the Board may retain, on such terms as determined by the Board, in its sole discretion, independent legal, financial, and other consultants and advisors to advise and assist the Board in fulfilling its oversight responsibilities.

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

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to Vape for the years ended September 30, 2016 and 2015. The Named Executive Officers are (1) Kyle Tracey, former Chief Executive Officer and former Chairman, (2) Joseph Andreae, former President, (3) Allan Viernes, Chief Financial Officer, (4) Benjamin Beaulieu, Chief Operating Officer, and (4) Michael Cook, Former Director of Business Development (the “Named Executive Officers”).

2016 and 2015 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Tracey,	2016	$-	$-	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer and Chairman (2)	2015	$137,173	$2,000	$104,200	$437,900	$-	$-	$-	$681,273

Joseph	2016	$-	$-	$-	$-	$-	$-	$-	$-
Andreae, President (3)	2015	$112,756	$2,000	$104,200	$437,900	$-	$-	$-	$656,856

Allan	2016	$91,975	$-	$-	$-	$-	$-	$-	$91,975
Viernes, Chief Financial Officer (4)	2015	$96,977	$5,000	$18,300	$122,500	$-	$-	$-	$242,777

Benjamin	2016	$91,975	$-	$-	$-	$-	$-	$-	$91,975
Beaulieu, Chief Executive Officer (5)	2015	$110,246	$5,000	$18,300	$437,900	$-	$-	$-	$571,446

Michael	2016	$56,837	$-	$-	$-	$-	$-	$-	$56,837
Cook, Director of Business Development (6)	2015	$72,423	$3,000	$-	$183,500	$-	$-	$-	$258,923

Justin Braune,	2016	$40,667	$-	$-	$-	$-	$-	$-	$40,667
Former Chief Executive Officer (7)	2015	$-	$-	$-	$-	$-	$-	$-	$-

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the years ended September 30, 2016 and 2015 in accordance with ASC 718, of stock option awards pursuant to the Equity Incentive Plan (as defined below). The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Assumptions used in the calculation of these amounts are included in the footnotes to VAPE’s audited financial statements furnished herewith. All issued and outstanding options were cancelled as of September 30, 2015.

(2)	As of September 30, 2016 $25,000 of Mr. Tracey’s salary remains unpaid.

On October 20, 2015, Kyle Tracey surrendered 30,000 shares of stock valued at $18,300 that were issued on March 12, 2015. On October 20, 2015, Kyle Tracey surrendered 100,000 shares valued at $61,000 that were issued on March 12, 2015. All issued and outstanding options were cancelled as of September 30, 2015.

(3)	As of September 30, 2016, $16,667 of Mr. Andreae’s salary remains unpaid. On October 20, 2015, Joe Andreae surrendered 30,000 shares of stock valued at $18,300 that were issued on March 12, 2015. On October 20, 2015, Joe Andreae surrendered 100,000 shares valued at $61,000 that were issued on March 12, 2015. All issued and outstanding options were cancelled as of September 30, 2015.

(4)	As of September 30, 2016, $56,381 of Mr. Viernes’ salary remains unpaid. On December 21, 2015, Mr. Viernes surrendered 30,000 shares of stock valued at $18,300 that were issued on March 12, 2015. All issued and outstanding options were cancelled as of September 30, 2015.

(5)	As of September 30, 2016, $58,048 of Mr. Beaulieu’s salary remains unpaid. On December 21, 2015, Mr. Beaulieu surrendered 30,000 shares of stock valued at $18,300 that were issued on March 12, 2015. All issued and outstanding options were cancelled as of September 30, 2015.

(6)	As of September 30, 2016, $43,742 of Mr. Cook’s salary remains unpaid. As of May 2015, Mr. Cook was removed as an officer and refocused as a Product Development Manager. All issued and outstanding options were cancelled as of September 30, 2015.

(7)	As of September 30, 2016, $45,000, of Mr. Braune’s salary remains unpaid.

Outstanding Equity Awards at Fiscal Year End

All issued and outstanding options were cancelled as of September 30, 2015.

Risk Management

The Board of Directors does not believe that Vape’s executive compensation program gives rise to any risks that are reasonably likely to have a material adverse effect on Vape.  Executive officers are compensated on a salary basis and have not been awarded any bonuses or other compensation in 2016 and 2015 that might encourage the taking of unnecessary or excessive risks that threaten the long-term value of Vape.

DIRECTOR COMPENSATION

There was no compensation of the directors of Vape for the years ended September 30, 2016 and 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders and Security Ownership of Management

The following table sets forth information as of March 7, 2018 with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of Vape’s Common Stock by (1) each director of Vape, (2) the Named Executive Officers of Vape, (3) each person or group of persons known by Vape to be the beneficial owner of greater than 5% of Vape’s outstanding Common Stock, and (4) all directors and officers of Vape as a group:

BENEFICIAL OWNERSHIP OF COMMON STOCK

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Benjamin Beaulieu(4)	-	*
Allan Viernes(5)	-	*
All Officers and Directors as a Group	-	*

Shares issued and outstanding as of March 7, 2018	900,000,000
Options issued to Officers and Directors	-
Shares of Preferred Stock issued to Officers and Directors	-
900,000,000

*	Indicates shareholdings of less than 1%

(1)	In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Vape’s Common Stock if he or she has voting or investment power with respect to such security. This includes shares (a) subject to options exercisable within sixty (60) days, and (b)(1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	Except as otherwise noted, the address of each person is c/o the Company at 5304 Derry Avenue, Suite C, CA 91301.

(3)	The percentage of class is calculated pursuant to Rule 13d-3(d) of the Exchange Act.

(4)	Mr. Beaulieu is the Chief Executive Officer of the Company.

(5)	Mr. Viernes is the Chief Financial Officer of the Company.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

SUPPLIER

We purchased $60,000 in high-end glass from Kyle Tracey for HIVE Glass, which accounted for 10% of purchases during the year ended September 30, 2015. Kyle Tracey brokered $60,000 of HIVE Glass purchases, which accounted for 10% of total purchases during the year ended September 30, 2015.

RELATED PARTY NOTE PAYABLE

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013. This payable was converted into a note payable on December 7, 2013. The note payable bears interest of 6% per annum with a maturity date of December 1, 2016. As of September 30, 2016, there is $2,560 in accrued interest expense related to this note and the Company recorded $915 and $913 in interest expense related to this note during the years ended September 30, 2016 and 2015.

RELATED PARTY CONVERTIBLE NOTE PAYABLE

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

During the year ended September 30, 2016, the Company recorded $17,708 of interest expense related to the notes. As of September 30, 2016, $300,000 of the Series B Notes along with $40,602 of accrued interest are outstanding. The Board of Directors authorized the designation of the Series B Preferred Stock pursuant to the authority of the Certificate of Incorporation, which confers said authority on the Board, and the issuance of the Series B Notes pursuant to a unanimous written consent of the Board dated December 10, 2015. The value ascribed to the Series B Notes were based on the fixed conversion price of the instruments into common stock and such no beneficial conversion feature was recorded.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

Vape incurred audit and review fees of $75,000 and $71,000 for the periods ended September 30, 2016 and 2015 to dbbmckennon.

Audit Related Fees

As of September 30, 2016 and 2015, Vape has not paid any fees associated with audit related services to dbbmckennon, or any other accounting firm.

Tax Fees

During the years ended September 30, 2016 and 2015, Vape paid $5,000 and $4,500 for tax services to dbbmckennon.

All Other Fees

As of September 30, 2016 and 2015, Vape has not paid any fees associated with non-audit services to dbbmckennon, or any other accounting firm.

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

VAPE HOLDINGS, INC.

Date: December 7, 2017	By:	/s/ Benjamin Beaulieu
Benjamin Beaulieu
Chief Executive Officer

Date: December 7, 2017	By:	/s/ Allan Viernes
Allan Viernes
Chief Financial Officer

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date

/s/ Benjamin Beaulieu	Chief Executive Officer and Chairman, Director	March 7, 2018
Benjamin Beaulieu	(Principal Executive Officer)

/s/ Allan Viernes	Chief Financial Officer, Director	March 7, 2018
Allan Viernes	(Principal Financial and Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

VAPE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Vape Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Vape Holdings, Inc. and subsidiaries (collectively, the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully explained in Note 2 to the consolidated financial statements, the Company has incurred losses and has a working capital deficit as of September 30, 2016.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these factors are also described on Note 2.   The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

As discussed in Note 1 to the consolidated financial statements, the accompanying 2015 consolidated financial statements have been restated to correct misstatements.

/s/ dbbmckennon
Newport Beach, California
March 7, 2018

Vape Holdings, Inc.

Consolidated Balance Sheets

	September 30, 2016	September 30, 2015
ASSETS		(Restated)
Current assets:
Cash	$-	$273,904
Accounts receivable, net	2,010	72,401
Inventory	18,254	194,937
Prepaid inventory	-	64,079
Other current assets	8,219	40,679
Deferred financing costs	-	107,908
Total current assets	28,483	753,908

Fixed assets, net of accumulated depreciation	-	118,327
Trademarks	-	123,150
Deferred financing costs, long-term	-	12,067
TOTAL ASSETS	$28,483	$1,007,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$473,654	$115,938
Accrued expenses	555,994	207,609
Customer deposits	-	1,275
Related party convertible notes payable	300,000	-
Convertible notes payable, net of unamortized discount of $119,680 and $1,004,497 respectively	537,291	216,493
Related party notes payable	15,000	250,000
Settlement liability	422,000	-
Derivative liabilities	2,755,544	3,220,465
Warrant liability	-	31,401
Total current liabilities	5,059,483	4,043,181

Long term liabilities:
Convertible notes payable, long-term, net of unamortized discount of $0 and $391,498, respectively	41,121	420,266
Related party notes payable, long-term	-	15,000
Other liabilities, long-term	-	12,235
Total liabilities	5,100,604	4,490,682

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value - 100,000,000 authorized; 500,000 outstanding at September 30, 2016 and September 30, 2015	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000 shares; 588,837,978 issued at September 30, 2016, 588,397,353 outstanding at September 30, 2016 and 19,896,521 issued at September 30, 2015, 19,205,896 outstanding at September 30, 2015	5,883	192
Additional paid-in capital	30,319,265	25,814,829
Treasury stock, 1,025,625 and 690,625 shares at September 30, 2016 and September 30, 2015, respectively	(372,601)	(367,531)
Accumulated deficit	(35,024,668)	(28,930,720)
Total stockholders’ deficit	(5,072,121)	(3,483,230)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,483	$1,007,452

See notes to consolidated financial statements.

Vape Holdings, Inc.

ConsoliDated Statements of Operations

	For the Year Ended September 30,
	2016	2015
		(Restated)
Revenue	$890,514	$1,277,657

Cost of revenue [C]	1,112,168	1,013,641

Gross profit (loss)	(221,654)	264,016

Operating expenses:
Sales and marketing [A]	375,807	715,292
Research and development	47,648	212,424
General and administrative [B]	1,028,736	2,126,538
Impairment of intangible assets	123,150	-
Total operating expenses	1,575,341	3,054,254

Operating loss	(1,796,995)	(2,790,238)

Other income (expense):
Interest expense	(1,945,231)	(1,158,590)
Interest expense - related party	(18,624)	(148,562)
Loss from effects of derivative liabilities	(2,507,067)	621,923
Gain on settlement	-	625,461
Gain (loss) on debt extinguishments, net	175,769	(628,360)
Other	-	(69,250)
Total other income (expense), net	(4,295,153)	(757,378)

Loss before provision for income taxes	(6,092,148)	(3,547,616)

Provision for income taxes	1,800	2,209

Net income (loss)	$(6,093,948)	$(3,549,825)

Net loss available to common shareholders:
Loss per common share - basic	$(0.02)	$(0.31)
Loss per common share - diluted	$(0.02)	$(0.31)

Weighted average shares - basic	380,654,922	11,563,247
Weighted average shares - diluted	380,654,922	11,563,247

[A]	Stock-based compensation was $34,800 and $156,086 for the years ended September 30, 2016 and 2015, respectively.

[B]	Stock-based compensation was $32,889 and $799,699 for the years ended September 30, 2016 and 2015, respectively.

[C]	Stock-based compensation was $0 and $50,558 for the years ended September 30, 2016 and 2015, respectively.

See notes to consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Common Stock to be	Common Stock		Additional Paid-in	Accumulated	Prepaid Stock-based	Treasury	Total Stockholders’
	Shares	Amount	Issued	Shares	Amount	Capital	Deficit	Compensation	Stock	Deficit
Balance at September 30, 2014	500,000	$-	$-	10,032,436	$100	$22,402,662	$(25,380,895)	$-	$-	$(2,978,133)
Conversion of related party notes payable and accrued interest	-	-	-	625,477	6	341,741	-	-	-	341,747
Conversion of notes payable, accrued interest and derivative liability	-	-	-	8,230,155	80	1,796,725	-	-	-	1,796,805
Conversion of unpaid wages	-	-	-	158,175	2	96,485	-	-	-	96,487
Common stock issued for services	-	-	-	60,277	1	36,768	-	-	-	36,769
Common stock issued for bonuses	-	-	-	440,001	6	288,196	-	-	-	288,202
Stock issued for settlement of accounts payable	-	-	-	100,000	1	99,999	-	-	-	100,000
Extinguishment of related party accrued interest	-	-	-	-	-	1,625	-	-	-	1,625
Stock-based compensation - employee options	-	-	-	-	-	606,362	-	-	-	606,362
Stock-based compensation - non-employee options	-	-	-	-	-	75,012	-	-	-	75,012
Issuance of common stock for BetterChem Acquisition	-	-	-	250,000	3	67,497	-	-	-	67,500
Unwinding of BetterChem Acquisition	-	-	-	(250,000)	(3)	1,753	-	-	-	1,750
Surrender of common stock	-	-	-	(440,625)	(4)	4	-	-	(367,531)	(367,531)
Net loss	-	-	-	-	-	-	(3,549,825)	-	-	(3,549,825)
Balance at September 30, 2015 (Restated)	500,000	-	-	19,205,896	192	25,814,829	(28,390,720)	-	(367,531)	(3,483,230)
Conversion of notes payable, accrued interest and derivative liability	-	-	-	562,444,952	5,624	4,336,036	-	-	-	4,341,660
Conversion of unpaid wages	-	-	-	4,138,888	41	95,667	-	-	-	95,708
Common stock issued for services	-	-	-	1,442,617	14	31,675	-	-	-	31,689
Common stock issued for bonuses	-	-	-	1,500,000	15	35,985	-	-	-	36,000
Surrender of common stock	-	-	-	(335,000)	(3)	5,073	-	-	(5,070)	-
Net loss	-	-	-	-	-	-	(6,093,948)	-	-	(6,093,948)
Balance at September 30, 2016	500,000	$-	$-	588,397,353	$5,883	$30,319,265	$(35,024,668)	$-	$(372,601)	$(5,072,121)

See notes to consolidated financial statements.

Vape Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2016	2015
		(Restated)
Cash flows from operating activities:
Net loss	$(6,093,948)	$(3,549,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on intangible assets	123,150	-
Depreciation	161,427	71,305
Accretion of debt discounts	1,752,743	1,148,300
Fair value in excess of stock issued for conversion of notes payable and accrued interest	(383,027)	28,393
Fair value in excess of stock issued for conversion of related party notes payable and accrued interest	-	9,630
Loss from effects of liabilities	2,507,067	(621,923)
Gain on settlement	-	(625,461)
Loss (gain) on debt extinguishments, net	(175,769)	628,360
Common stock issued for services	67,689	1,006,346
Other	(192,309)	28,393
Changes in operating assets and liabilities:
Accounts receivable	70,391	(55,630)
Inventory	240,762	215,005
Other assets	32,460	18,311
Accounts payable	357,716	194,549
Accrued expenses	641,067	111,695
Net cash used in operating activities	(507,554)	(1,420,945)

Cash flows from investing activities:
Capital expenditures	(43,100)	(83,255)
Purchase of trademarks and pending patents	-	(3,575)
Net proceeds from settlement	-	62,930
Other	-	69,250
Net cash provided by (used in) investing activities	(43,100)	45,350

Cash flows from financing activities:
Net proceeds from issuance of convertible notes payable	312,150	1,763,957
Net proceeds from issuances of related party convertible notes payable	50,000	-
Repayments on convertible notes payable	(85,400)	(40,000)
Repayments on related party convertible notes payable	-	(50,000)
Repayments on related party notes payable	-	(72,828)
Net cash provided by financing activities	276,750	1,601,129

Net change in cash	(273,904)	225,534
Cash, beginning of period	273,904	48,370
Cash, end of period	$-	$273,904

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$18,788
Taxes	$1,800	$2,209

Non-cash investing and financing activities:
Conversion of notes payable, accrued interest, and derivatives	$3,903,527	$1,168,279
Conversion of related party notes payable and accrued interest	$-	$341,747
Beneficial conversion feature recorded with convertible notes payable	$-	$252,079
Beneficial conversion feature recorded with related party convertible note payable	$-	$530,410
Common stock issued for unpaid wages	$95,708	$-
Other	$-	$67,500

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

HIVE CERAMICS

HIVE Ceramics (“HIVE”) is the premier brand under the VAPE umbrella. HIVE outsource manufactures and distributes a proprietarily blended ceramic vaporization element for torched, electronic and portable vaporizers with countless design and product crossover capabilities in existing and emerging markets. HIVE is dedicated to bringing the healthiest and cleanest vaporization experience possible to the market.

HIVE Ceramics has seen a significant decrease in sales due to competition in the market and restricted operations. While sales channels are still open, without an infusion, the revenues are not large enough to support HIVE Ceramics outside of its existing product line.

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

BETTERCHEM

On July 1, 2015, the Company entered into a Share Exchange Agreement with BetterChem Consulting, Inc. (“BetterChem”), a Pennsylvania corporation, and its sole shareholder and the Company’s current Chief Science Officer Dr. Mark Scialdone (“Dr. Scialdone”), whereby the Company acquired a controlling 80% interest in BetterChem from Dr. Scialdone in exchange for up to 400,000 shares of the Company’s restricted common stock. In consideration for the issuance of the shares to Dr. Scialdone, the Company acquired 80 shares of the common stock of BetterChem which represents 80% of the issued and outstanding shares of BetterChem. Dr. Scialdone retained a 20% interest in BetterChem. The Share Exchange Agreement transaction closed concurrently with its execution on July 1, 2015. At closing, the Company issued 250,000 shares of its common stock valued at $67,500 to BetterChem. BetterChem had no identifiable assets and liabilities upon closing, and no significant revenues.

On January 12, 2016, the Company unwound the transaction and curtailed the subsidiary’s operations in order to reduce overhead costs and focus on HIVE Ceramics. An impairment of the acquisition of BetterChem of $69,250 was recorded during the year ended September 30, 2015.

The operations of Revival and Betterchem were insignificant.

VAPE is organized and directed to operate strictly in accordance with all applicable state and federal laws. The immaterial operations of Offset and Nouveau have been ceased.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and Generally Accepted Accounting Principles. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments.

CONSOLIDATION

The consolidated financial statements include the assets, liabilities, and operating results of the Company and its wholly-owned subsidiaries, HIVE Ceramics, Revival Offset, and Nouveau after elimination of all material inter-company accounts and transactions. No segment information is presented as the assets, liabilities, and results of HIVE represent over 95% of the Company’s operations.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued liabilities, and notes payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$-	$-	$-	$-
Total assets measured at fair value	$-	$-	$-	$-

Liabilities
Derivative instruments	$-	$2,755,544	$-	$2,755,544
Total liabilities measured at fair value	$-	$2,755,544	$-	$2,755,544

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at September 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$273,904	$-	$-	$273,904
Total assets measured at fair value	$273,904	$-	$-	$273,904

Liabilities
Derivative instruments	$-	$3,220,465	$-	$3,220,465
Total liabilities measured at fair value	$-	$3,220,465	$-	$3,220,465

CONCENTRATION

Credit Risk

At times, the Company maintains cash balances at a financial institution in excess of the FDIC insurance limit. In addition, at we extend credit to customers in the normal course of business, after we evaluate the credit worthiness. The Company does not expect to take any unnecessary credit risks causing significant write-offs of potentially uncollectible accounts.

Customers

There were no customer concentrations during the year ended September 30, 2016. One (1) customer accounted for 37% of our accounts receivable as of September 30, 2015, but was less than 10% of consolidated sales. The loss of this customer has had a negative impact on the Company’s financial results.

Suppliers

All purchases were from one (1) supplier during the year ended September 30, 2016. One (1) supplier accounted for 54% of our purchases during the year ended September 30, 2015. We purchased $60,000 in high-end glass from Kyle Tracey for HIVE Glass, which accounted for 10% of purchases during the year ended September 30, 2015. The loss of these suppliers would have a significant impact on the Company’s financial results.

REVENUE RECOGNITION

The Company recognizes revenues from product sales when (a) persuasive evidence that an agreement exists; (b) the products have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenue is recorded when sales orders are shipped.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of required payments is reasonably assured: customer credit-worthiness; past transaction history with the customer; current economic industry trends; changes in customer payment terms; and bank credit-worthiness for letters of credit. If the Company has no previous experience with the customer, the Company may request financial information, including financial statements or other documents, to determine that the customer has the means of making payment. The Company may also obtain reports from various credit organizations to determine that the customer has a history of paying its creditors. If these factors do not indicate collection is reasonably assured, revenue is deferred as a reduction to accounts receivable until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers was to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

INVENTORY

Inventory is valued at the lower of cost or market, as determined primarily by the average cost inventory method, and are stated using the first-in, first-out (FIFO) method. Management will record a provision for loss for obsolete or slow moving inventory to reduce carrying amounts to net realizable value.

We purchase product sourced from China which we are required to pay 50% upon placing the order. Amounts paid for products, which have not been received, are recorded as prepaid inventory at September 30, 2015. There are no amounts paid which are in dispute or considered impaired.

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

Long-lived assets, such as fixed assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. During the years ended September 30, 2016 and 2015, the Company recorded $0 and $22,133 of impairment of its pending patents and $123,150 and $0 of its trademarks, respectively, as its expected cash flows did not exceed its carrying amounts and none towards its trademarks as its expected future cash flows are in excess of their carrying amounts.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and that have alternative future uses, both in research and development, marketing or sales, will be classified as fixed assets and depreciated over their estimated useful lives. To date, research and development costs include the research and development expenses related to prototypes of the Company’s products. During the years ended September 30, 2016 and 2015, research and development costs were $47,648 and $212,424, respectively.

CONVERTIBLE DEBT

Convertible debt is accounted for under the guidelines established by Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. ASC 470-20 governs the calculation of an embedded beneficial conversion, a derivative instrument, which is treated as an additional discount to the instruments where derivative accounting does not apply. This applies during the period for which embedded conversion features are either fixed, contingently convertible, or cash or net settlement is in control of the Company.

If the embedded conversion feature (ECF) price is adjustable based on the passage of time, certain events that our out of the Company’s, including certain events of default, and there is no explicit limit on the number of shares that the holder can convert into, we report the ECF as a derivate liability, at fair value. The excess of fair value of the embedded conversion feature, together with the original issue discounts and issue costs over the face value of the debt, is recorded as an immediate charge in the accompanying statements of operations and cash flows. Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations. The discounts are accreted over the term of the debt, which is generally nine months after the notes become convertible, using the effective interest method. We accounted for the embedded conversion features in all of our convertible notes as derivative liabilities during the periods presented. See Derivative Financial Instruments below.

ASC 470-50, Extinguishments, require entities to record an extinguishment when the terms of the original note are significantly modified, defined as a greater than 10% change in expected cash flows. Significant modifications accounted for as extinguishments are reported as a loss in the accompanying statements of operations.

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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements.

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

EARNINGS / LOSS PER COMMON SHARE

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

The following is a summary of outstanding securities that would have been included in the calculation of diluted shares outstanding since the exercise prices did not exceed the average market value of the Company’s common stock had the Company generated net income for the years ended September 30, 2016 and 2015:

	For the Year Ended	For the Year Ended
	September 30,	September 30,
	2016	2015
Series A Preferred stock	500,000	500,000
Common stock options	-	-
Common stock warrants	-	1,184,727
Convertible notes	878,368,698	79,699,946
	878,868,698	81,384,673

The Company does not have sufficient shares to accommodate the convertible notes.

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

The following weighted average variables were used in the Black Scholes model for all option issuances valued during the years ended September 30, 2016 and 2015:

Year Ended September 30,	Stock Price at Grant Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
2016	$-	-%	$-	-%	-%	-
2015	$0.73	-%	$0.73	2.2%	380%	10.0

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

In August 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

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

RISKS AND UNCERTAINTIES

The Company has issued several convertible notes which are generally convertible after 180 days. The notes have conversion features that adjustable over time or in the event of certain events of default, many of which are out of the control of the Company’s management. The adjustment provisions do not explicitly limit the number of shares the notes are convertible into. Each of the Company’s convertible noteholders is entitled to a “share reserve” per their agreements with the Company which entitle them to reserve a certain allotment of common stock out of the authorized but unissued common stock of the Company for future conversions of their notes. The Company is further obligated under the agreements to increase the Company’s authorized share count to accommodate for a sufficient amount of share reserves. Due to the declining market price of the Company’s common stock, the noteholders have reserve claims in excess of the common stock authorized at this time. The inability of the Company to meet its share reserve obligations may be considered a technical violation of their agreements with the noteholders. The Company’s ability to issue common stock other than those presently allocated to noteholders is restricted during this time, since we have lost the ability to increase the share reserves due to the significantly increased outstanding held by convertible noteholders and a shareholder vote is required to increase the authorized amount of shares the Company may issue. Further, the combination of limited capital and depleted share reserves have severely damaged the Company’s ability to fund operations or enable us to seek mergers or acquisitions. Also, see Note 2 Going Concern below.

AMENDMENT

We have amended the previous year ended September 30, 2015 in this Form 10-K to correctly account for the following non-cash transactions:

In August 2015 the Company entered into convertible notes without conversion floors resulting in an unlimited potential of shares to be issued. Accordingly, we adjusted the consolidated financial statements to recognize the embedded conversion feature of the instruments.

On August 13, 2015 and August 26, 2015, the convertible notes due to Redwood and Typenex, respectively, were amended which removed the fixed conversion floors per common share creating a potentially unlimited number of shares to be issued on the date of the amendment. Accordingly, we amended this Form 10-K/A to account for the embedded conversion features as derivative financial instruments at fair value upon their original issuance dates. This increased the loss on debt extinguishments and interest expense previously recorded, as well as the derivative liabilities at fair value.

The following was the effect on the previously reported consolidated financial statements.

	As Previously Reported		As Restated
	September 30, 2015	Change	September 30, 2015
LIABILITIES AND STOCKHOLDERS' DEFICIT
Total current liabilities	$2,551,345	$1,491,836	$4,043,181
Total liabilities	$3,128,736	$1,361,946	$4,490,682

Total stockholders' deficit	$(2,121,284)	$(1,361,946)	$(3,483,230)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,007,452	$-	$1,007,452

Interest expense	$(1,745,408)	$586,818	$(1,158,590)
Loss from the effects of derivative liabilities	$2,315,916	$(1,693,993)	$621,923
Loss on debt extinguishment, net	$(971,560)	$343,200	$(628,360)
Net loss	$(2,785,850)	$(763,975)	$(3,549,825)

Net loss available to common shareholders
Loss per common share - basic	$0.24		$(0.31)
Loss per common share - diluted	$0.24		$(0.31)

NOTE 2. GOING CONCERN

VAPE’s consolidated financial statements reflect a net loss of $6,093,948 during the year ended September 30, 2016. As of September 30, 2016, we had no cash, a working capital deficit of $5,031,000, and an accumulated deficit of $35,024,668. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for the new operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding. VAPE’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern. See Note 11 for subsequent events regarding financing activities.

NOTE 3. FIXED ASSETS

The following is a summary of fixed assets as of September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Molds and Tooling	$-	$176,015
Leasehold improvements	-	29,795
Accumulated depreciation	-	(87,483)
	$-	$118,327

During the years ended September 30, 2016 and 2015, depreciation expense included in cost of revenue were $161,427 and $71,305, respectively, which includes a charge in 2016 for tooling and equipment in China we abandoned, and thus we have no remaining assets of significance.

NOTE 4. ACCRUED EXPENSES

The following is a summary of accrued expenses as of September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Accrued interest	$183,390	$46,337
Accrued interest - related party	43,162	24,538
Accrued wages and taxes	324,086	112,322
Other	5,356	24,412
	$555,994	$207,609

As of September 30, 2016 and 2015, the Company recorded accrued wages and taxes for Kyle Tracey of $25,000 and $55,000, Joe Andreae of $16,667 and $14,667, Allan Viernes of $56,381 and $1,833, Benjamin Beaulieu of $58,048 and $1,833, Michael Cook of $43,742 and $0, and Justin Braune of $45,000 and $0, respectively.

NOTE 5. CONVERTIBLE NOTES PAYABLE

At September 30, 2015, convertible notes payable consisted of the following:

Couterparty	Principal Amount	Unamortized Discount	Carrying Value	Accrued Interest	Derivative Liability	Interest Expense
Typenex	$368,666	$107,722	$260,944	$9,945	$734,583	$495,389
Redwood	596,590	353,400	243,190	38,086	1,231,399	484,687
Adar Bays	125,000	108,333	16,667	1,556	229,809	18,222
Darling Capital	105,000	87,333	17,667	1,143	192,742	18,810
JMJ Financial	154,000	129,375	24,625	2,875	273,006	27,500
JSJ Investments	112,000	93,334	18,666	2,091	283,157	20,757
LG Capital	75,000	62,500	12,500	933	137,884	13,433
Union Capital	75,000	62,500	12,500	933	137,884	13,433
Scott Hastings	30,000	-	30,000	1,010	-	6,420
Other	-	-	-	-	-	59,939
	$1,641,256	$1,004,497	$636,759	$58,572	$3,220,465	$1,158,590

At September 30, 2016, convertible notes payable consisted of the following:

Couterparty	Principal Amount	Unamortized Discount	Carrying Value	Accrued Interest	Derivative Liability	Interest Expense
GHS Investments	$248,926	$88,075	$160,852	$124,872	$1,255,774	$1,323,000
Adar Bays	187,500	(0)	187,500	25,042	610,117	153,174
JMJ Financial	171,666	16,605	155,060	23,174	578,288	211,790
Union	-	-	-	-	-	90,909
LG Capital	-	-	-	-	-	91,017
Oddyssey Research	90,000	15,000	75,000	-	311,365	75,341
	$698,092	$119,680	$578,412	$173,088	$2,755,544	$1,945,231

Typenex

On December 3, 2014, the Company issued an unsecured convertible promissory note in the principal amount of $560,000 less an original issue discount (“OID”) of $50,000 and transaction expenses of $10,000 for a total purchase price of $500,000. The stated rate interest on the note was 10%, per annum, with a default rate of 22%, per annum. The Company also paid a finder’s fee in the amount of $25,000 in connection with this transaction, which was recorded as a discount to the note as it was paid from the proceeds; the Company received $475,000 net proceeds after transactions costs.  The note was convertible into common stock after 180 days at a discount, subject to change, to the lowest trading price during the prior 15 days from the date of notice to convert, subject to a floor of $0.50 per share, unless certain events of default occur, which were generally outside of the control of management. There was no explicit limit on the number of shares that may be issued under the terms of the note. Accordingly, the Company recorded the ECF as a derivative liability at fair value of $441,034, a discount of $342,000 reducing the note to zero, and the excess in fair value of $99,034 to loss from effects of derivative liabilities.

On August 26, 2015, the Company and holder entered into an Amendment whereby the conversion rate of the note was amended to 55% of the lowest price of the prior fifteen (15) trading days and conversion floor removed which amendment was triggered by the dilutive issuances of the August 2015 convertible note financing thereby entitling holder to the lowest conversion rate granted during the year ended September 30, 2015 per the terms of the agreement. On August 13, 2015, the carrying value on the note was $342,000. The Company recorded a loss on debt extinguishment of $366,068.

On December 10, 2015, the Company and the holder entered into a forbearance agreement regarding the holder’s convertible note and added $105,000 to the principal and immediately charged to interest expense. On February 26, 2016, the note was assigned to GHS. The note was fully satisfied in 2016.

During the years ended September 30, 2016 and 2015, the Company converted $497,687 and zero, and $191,334 and $33,166, respectively, of principal and accrued interest into 196,418,367 shares and 3,265,987 shares, respectively. The note was fully satisfied in 2016. The note was fully satisfied in 2016.

Redwood

On February 10, 2015, the Company issued an unsecured convertible promissory note in the principal amount of $2,000,000 less an OID of $182,000 and transaction expenses of $10,000 for a total purchase price of $1,808,000. The stated rate interest on the note was 10%, per annum; default rate 22%, per annum. During the year ended September 30, 2015, the Company received $800,000 under the note with an original issue discount of $148,600 and transaction costs for net proceeds of $651,395.

The note was convertible into common stock after 180 days at a discount, subject to change, to the lowest trading price during the prior 15 days from the date of notice to convert, subject to a floor of $0.50 per share, unless certain events of default occur, which are generally outside of the control of management. There is no explicit limit on the number of shares that may be issued under the terms of the note. Accordingly, the Company recorded the ECF as a derivative liability at fair value of $867,244, a discount of $475,000 reducing the note to zero, and the excess in fair value of $614,559 to derivative liability loss. During the year ended September 30, 2015, the Company amortized $291,872 of the discount to interest expense prior to extinguishment below.

On August 13, 2015, the Company entered into an amendment whereby the conversion rate of the note was amended to 55% of the lowest price of the prior fifteen (15) trading days and conversion floor removed which amendment was triggered by the dilutive issuances of the August 2015 convertible note financing thereby entitling Investor to the lowest conversion rate granted during the year ended September 30, 2015 per the terms of the $2M Securities Purchase Agreement. On August 13, 2015, the carrying value on the note was $614,559. ..The Company recorded a loss on debt extinguishment of $614,010.

On February 23, 2016, the note was assigned to an investor, the same investor in the preceding section, and $36,038 was added to the principal balance and immediately charged to interest expense.

During the years ended September 30, 2016 and 2015, the Company converted $632,629 and $13,814, and $203,410 and zero, respectively, of principal and accrued interest into 160,498,119 shares and 4,456,404 shares, respectively. The note was fully satisfied in 2016.

Convertible Note Financings – August 2015

On August 5, 2015 through August 12, 2015, the Company entered into a series of convertible note financings with an aggregate face value of $646,000 for net proceeds of $541,000. The stated rates of interest on the notes range from 8% to 12%, per annum; one note had a one-time charge of 12% on principal. The notes are subject to default rates of interest of up to 22%, per annum. In the event of default, the principal and accrued interest increase 150%.

The notes have prepayment premiums ranging from zero percent to148% at or near 180 days, together with stated rates of interest. In the event of default, the note increases 150% of the principal and accrued interest. After 180 days, the notes become convertible into common stock based on a discount of 58% of the lowest trading price over a prior 13 to 20 days, subject to further adjustment to 48% of lowest traded price under certain conditions. There is no explicit limit on the number of shares that may be issued under the terms of the note. Accordingly, the Company recorded the ECF as a derivative liability at fair value of $768,776, a discount of $628,500 reducing the note to zero, and the excess in fair value of $140,276 to derivative liability loss.

We amortized the discount over the expected life of the related debt, which was estimated in the range of 12 to 18 months. During the years ended September 30, 2016 and 2015, the Company amortized $527,917 and $100,583, respectively, of the discount to interest expense. During 2016, the Company recorded a loss on the change in fair value of the derivative liability of $300,884.

On March 7, 2016, an August 5, 2015 note with a face value of $112,000, together with accrued interest of $7,806 was assigned to a third party, or a total of $119,706.   In the event the notes are not repaid at 180 days at a premium, the notes become convertible into common stock based on a discount of 45% of the lowest trading price over prior 20 days trading, subject to an additional 10% discount in certain events. In the event of default, the note increased 150% of the principal and accrued interest. There is no explicit limit on the number of shares that the note is convertible into. As of September 30, 2016, the note was fully converted.

See Note 7 for two notes (Union and LG Capital) that resulted in settlements and are included in Settlement Liabilities in the accompanying balance sheet at September 30, 2016 aggregating $322,000.

December 15, 2015 Convertible Note

On December 15, 2015, an accredited investor provided the Company with $50,000 in additional proceeds under the same terms of their original convertible note with a term of two years in August 2015. A one-time interest charge of 12% and an original issue discount of 10%, aggregating $11,600, was added to the principal of the note. The total face amount of the note was $61,600 as of December 15, 2015. The note was subject to a default rate of interest of 18%, per annum. The note had default penalty of 150% principal and accrued interest. In the event the notes were not repaid at 180 days, the notes become convertible into common stock based on a discount of 60% of the lowest trading price over the 20 days prior to notice of conversion, subject to further adjustment of up to 15% in certain events. There is no explicit limit on the number of shares that the note is convertible into.

The Company recorded the note as a derivative liability at fair value of $144,127, a derivative discount of $61,600, and the excess in fair value of $82,527 to Loss from Effects of Derivatives in the accompanying statement of operations. During the year ended September 30, 2016, the Company converted $119,807 principal and $1,594 of accrued interest into 48,223,268 shares of common stock.

The note was in default during the period, thus the Company recorded 150% of the principal and accrued interest as a charge to operations totaling $30,800. During the year ended September 30, 2016, the Company converted $102,741 of principal into 144,242,185 shares of common stock. Subsequent to such date, the Company converted $70,795 of principal and interest into 36,398,894 shares of common stock and was fully satisfied .

GHS Convertible Note

On April 19, 2016, the Company entered into convertible note financing transaction in the principal amount of $193,765, less fees and costs. The convertible note bears interest at the stated rate of 10%, per annum, subject to a default rate of 22%, per annum., and is convertible into common stock of the Company at any time after 180 days from issuance of the note at a conversion price per share equal to 45% of the lowest trading price in the 20 trading days immediately preceding the applicable conversion date. The conversion rate will increase to 55% from 45% in certain conditions. The Company had the option to prepay the convertible note in the first 180 days from closing subject to a prepayment penalty of 150% of principal plus interest. The maturity date of the convertible note was January 19, 2017. In the event of default, the principal and accrued interest increases by 150%. There is no explicit limit on the number of shares that the note is convertible into.

The Company recorded the note as a derivative liability at fair value of $566,977, a discount of $176,150, and the excess in fair value of the embedded conversion feature of $390,827 to Loss from Effects of Derivatives in the accompanying statement of operations. During the year ended September 30, 2016, no amounts were converted into shares of common stock.

The Company recorded the prepayment penalty of $91,011 as a discount to the convertible note and fully amortized it to interest expense during the year ended September 30, 2016. Amortization of derivative discounts in the accompanying statement of operations totaling $88,075. As a result, as of September 30, 2016, $160,851 is classified as current on the accompanying consolidated balance sheet.

Oddyssey Investment

On December 10, 2015, the Investor purchased $90,000 in common stock at a purchase price equal to 90% of the average of the closing prices of the common stock for the three (3) trading days immediately preceding the date that is six (6) months from the date of the agreement. As of June 7, 2016, the Company entered into an agreement for proceeds of $90,000 to be recorded as a convertible note payable with a conversion feature of 55% of the lowest trading price for the prior twenty (20) days. The Company recorded the ECF in the note as a derivative liability at estimated fair value of $118,722, a derivative discount of $90,000, and the excess in fair value of $28,722 to Loss from Effects of Derivatives in the accompanying statement of operations.

The following weighted average variables were used in the Black Scholes model for the derivative liabilities as of September 30, 2016 and 2015:

Balance Sheet Date	Stock Price at Valuation Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
September 30, 2016	$0.004	-%	$0.001	0.45%	298%	0.5
September 30, 2015	$0.039	-%	$0.015	0.08%	146%	1.0

NOTE 6. RELATED PARTY DEBT

Related Party Note Payable

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013. This payable was converted into a note payable on December 7, 2013. The note payable bears interest of 6% per annum with a maturity date of December 1, 2016. As of September 30, 2016, there is $2,560 in accrued interest expense related to this note and the Company recorded $915 and $913 in interest expense related to this note during the years ended September 30, 2016 and 2015.

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

During the year ended September 30, 2016, the Company recorded $17,708 of interest expense related to the notes. As of September 30, 2016, $300,000 of the Series B Notes along with $40,602 of accrued interest are outstanding. The Board of Directors authorized the designation of the Series B Preferred Stock pursuant to the authority of the Certificate of Incorporation, which confers said authority on the Board, and the issuance of the Series B Notes pursuant to a unanimous written consent of the Board dated December 10, 2015. The value ascribed to the Series B Notes were based on the fixed conversion price of the instruments into common stock and such no beneficial conversion feature was recorded. See Note 11 for subsequent events related to this note.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Warrant Liability

The Company recorded the estimated settlement liability as of March 31, 2014 for the Warrant Shares issued and the Warrants that remain outstanding and unexercised that would be entitled to the same settlement based on the number of shares expected to be issued and the market price of the Company’s common stock on the dates of the actual settlements from $4.72 per share to $7.25 per share, and market price of the first settlement of $7.25 for the unsettled claims. We believe the issuance of convertible notes in the three months ended March 31, 2014 triggered the full ratchet anti-dilution adjustment; before the provision was triggered, the fair value of the warrant liability was not significant as the exercise was so far out of the money. As a result of the above settlements with warrant holders, the Company recorded a loss on settlement of warrants of $29,528,844 during the six months ended March 31, 2014 and a long-term warrant liability of $29,430,022 as of March 31, 2014 based on 4,407,200 shares of common stock under the settlement at the Company’s closing stock prices discussed above. As of September 30, 2016, the estimated settlement liability is $0 due to the warrants expiration in May 2016, and the Company recorded a gain on the change in warrant liability of $31,401 during the year ended September 30, 2016.

Settlement LiabilitIES

On or about December 1, 2016, LG Capital Funding, LLC (“LG Capital”) obtained a judgment in the amount of $151,000. On or about December 10, 2016, the Company learned that LG Capital had placed a judgment lien on the Company’s operating account. The effect of the lien was that the Company’s operating account was frozen for an amount twice the judgment, or approximately $300,000. In or around December 2016 and continuing into early January 2017, GHS Investments, LLC (“GHS”) and LG Capital negotiated a transaction whereby GHS purchased the rights to the LG Capital Convertible Promissory Note and/or the right to collect on the LG Capital judgment for $161,000. As of September 30, 2016, the Company recorded a settlement liability of $151,000.

On February 22, 2016, a convertible promissory note holder, Union Capital, LLC (“Union”), filed suit against the Company in the United States District Court for the Southern District of New York claiming breach of contract and conversion and seeking specific performance, permanent injunction, and damages arising from the Company’s rejection of certain conversion notices submitted by Union. The Company and Union subsequently settled this matter without further court proceedings for $170,000 in 2017. As of September 30, 2016, the Company recorded a settlement liability of $170,000.

Justin Braune v. Vape Holdings, Inc. et.al.

On May 16, 2017, Justin Braune, the Company’s former Chief Executive Officer filed a civil lawsuit in Los Angeles County Superior Court against the Company, Allan Viernes and Ben Beaulieu claiming breach of Mr. Braune’s employment contract, including, but not limited to failure to pay wages including deferred salary and commissions, and wages upon separation of employment and seeking damages arising from the Company’s breach. The Company and Justin Braune subsequently settled this matter without further court proceedings. On September 25, 2017, the parties participated in a full-day mediation and agreed to settle and resolve all matters including the lawsuit. On December 6, 2017, the parties entered into a Settlement Agreement whereby, the Allan Viernes and Ben Beaulieu 1) shall pay the sum of $15,000 by December 8, 2017 and the Company shall, 2) $40,000 on or before December 31, 2018, and 3) a convertible promissory note in the amount of $100,000.00. The convertible note and/or any shares issued in connection shall have a buyout cash value of no less than 125% of the cash value. The Company recorded a provision for loss of approximately $165,000 during the year ended September 30, 2016.

SETTLEMENT OF COMPNAY LEGAL CLAIMS.

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

NOTE 8. INCOME TAXES

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended September 30, 2016 and 2015:

	2016	2015
Current tax provision (benefit):
Federal	$-	$-
State	1,800	2,209
Total	1,800	2,209
Deferred tax provision (benefit)
Federal	(790,000)	(376,000)
State	-	-
Valuation allowance	790,000	376,000
Total	-	-
Total provision (benefit) for income taxes	$1,800	$2,209

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended September 30, 2016 and 2015:

	2016	2015
US federal statutory income tax rate	(34.0%)	(34.0%)
State tax – net of benefit	(6.0%)	(6.0%)
	(40.0%)	(40.0%)

Permanent differences:
Stock-based compensation	0.03%	13.9%
Amortization of debt discounts and non-cash interest	12.1%	24.8%
Non-deductible gains and losses	12.2%	(12.2)%
Increase in valuation allowance	15.4%	13.5%
Effective tax rate	-%	-%

The Company incurred certain non-cash transactions which are not includable or deductible for income tax reporting purposes, such the change in fair value of warrant liability, certain stock-based compensation and accretion of debt discounts.

The components of the Company’s deferred tax assets and (liabilities) for federal and state income taxes as of September 30, 2016 and 2015:

	As of September 30,
	2016	2015
Current deferred tax assets (liabilities):
Accrued expenses and other	$-	$-
Total current deferred tax assets	-	-
Non-current deferred tax assets and liabilities:
Property, plant and equipment	-	29,000
Net operating losses	1,457,000	638,000
Total non-current deferred tax assets	1,457,000	667,000
Valuation allowance	(1,457,000)	(667,000)
Total non-current deferred tax assets	-	-
Net deferred tax assets	$-	$-

During the years ended September 30, 2016 and 2015 the valuation allowance increased by $790,000 and $376,000, respectively. At September 30, 2016, the Company had approximately $1,457,000 of federal and state gross net operating losses allocated to continuing operations available. The net operating loss carry forwards, if not utilized, will begin to expire in 2033 for federal purposes and 2031 for state purposes.

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that some of the net deferred tax assets, specifically certain net operating losses, at September 30, 2016 will not be fully realizable. In addition, subsequent to year end significant shares were issued to shareholders in connection with the conversion of notes payable and a subscription for the purchase of common stock. In connection, with these issuances the Company determined that the historical NOLs have probably been impaired due to IRS Section 382 limitations. Due to the uncertainty surrounding realization of the remaining deferred tax assets, specifically the NOLs, the Company has provided a valuation allowance of $1,457,000 and $667,000 against its net deferred tax assets at September 30, 2016 and 2015, respectively. We will continue to monitor the recoverability of our net deferred tax assets.

As of September 30, 2016 and 2015, the Company has a State tax liability of $0 and $0, respectively. As of September 30, 2016 and 2015, the Company recorded no estimated taxes payable for Federal and State.

The Company has filed all United States Federal and State tax returns. The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2015 through 2016 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2015 through 2016 and currently does not have any ongoing tax examinations.

NOTE 9. STOCKHOLDERS’ DEFICIT

COMMON STOCK

On November 27, 2013, the Board and shareholders approved an increase in the authorized number of shares of common and preferred stock which may be issued by the Company to 1,000,000,000 shares and 100,000,000 shares, respectively.  On December 3, 2013, the certificate of amendment was filed with the Secretary of State of Delaware to reflect the increase in authorized. The Company is in excess of their authorized shares.

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

COMMON STOCK ISSUED FOR ACCRUED WAGES

On October 22, 2015, the Company’s Board of Directors issued 2,083,333 shares of restricted common stock to Kyle Tracey at $0.024 per share for payment of $50,000 in accrued wages. On October 22, 2015, the Company’s Board of Directors issued 555,555 shares of restricted common stock to Joe Andreae at $0.024 per share for payment of $13,333 in accrued wages. On October 22, 2015, the Company’s Board of Directors issued 1,250,000 shares of restricted common stock to Michael Cook at $0.024 per share for payment of $30,000 in accrued wages.

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

COMMON STOCK ISSUED FOR BONUSES

On October 22, 2015, the Company’s Board of Directors issued bonus stock grants of 600,000 shares of restricted common stock each to Allan Viernes and Benjamin Beaulieu at $0.024 per share. In addition, the Company issued 300,000 shares of restricted common stock to employees at $0.024 per share. These issuances were based on the fair market value on the date of issuance immediately vested and resulted in $4,800 being charged to selling and administrative expense, and $31,199 being charged to general and administrative expense during the year ended September 30, 2016.

On October 22, 2015, the Company’s Board of Directors issued bonus stock grants of 1,250,000 shares of restricted common stock an outside sales consultant at $0.024 per share. The issuance was based on the fair market value on the date of issuance immediately vested and resulted in $30,000 being charged to sales and marketing expense during the year ended September 30, 2016.

COMMON STOCK ISSUED FOR SERVICES

On November 25, 2015, the Company’s Board of Directors issued stock grants of 49,760 shares of restricted common stock a business development consultant at $0.011 per share. These issuances were based on the fair market value on the date of issuance immediately vested and resulted in $547 being charged to general and administrative expense during the year ended September 30, 2016.

On December 23, 2015, the Company’s Board of Directors issued stock grants of 142,857 shares of restricted common stock a business development consultant at $0.008 per share. These issuances were based on the fair market value on the date of issuance immediately vested and resulted in $1,143 being charged to general and administrative expense during the year ended September 30, 2016.

COMMON STOCK SURRENDERED

On October 22, 2015, Joe Andreae surrendered 130,000 shares of restricted common stock valued at $3,120 and were recorded as treasury stock. In addition, on October 22, 2015, an employee also surrendered 15,000 shares valued at $360, which was recorded as treasury stock.

On December 20, 2015, Kyle Tracey surrendered 130,000 shares of restricted common stock valued at $1,170 and were recorded as treasury stock.

On December 21, 2015, the Allan Viernes and Benjamin Beaulieu each surrendered 30,000 shares of restricted common stock valued at $420, which was recorded as treasury stock.

WARRANTS

All 1,184,726 warrants expired during the year ended September 30, 2016.

NOTE 10. INTELLECTUAL PROPERTY

On March 27, 2014, the Company and Stone Arch Studio, LLC entered into a Trademark Assignment Agreement whereby the Company acquired all right, title, priority and interest to the HIVE trademark U.S. Registration No. 44513069 as registered with the U.S. Patent and Trade Office (“USPTO”). This acquisition further protects the Company’s HIVE Ceramics brand vaporization line. As of September 30, 2016, the Company has impaired the $123,150 capitalized in costs paid related to the trademarks due to the expected cash flows less than their carrying values.

NOTE 11. SUBSEQUENT EVENTS

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

Subsequent to year end, GHS elected to convert $365,266 of principal and interest into 191,162,022 shares of common stock.  Another shareholder received 120,000,000 shares of common stock pursuant to a note assignment agreement executed subsequent to year end.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Vape Holdings, Inc., as amended, placed into effect on January 2, 2009, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-163290) filed with the SEC on November 23, 2009.
3.2	Amended and Restated By-laws of Vape Holdings, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-163290) filed with the SEC on November 23, 2009.
3.3	Certificate of Designation for Series A Preferred Stock, incorporated by reference to Exhibit 2.1(E) to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2014.
3.4	Certificate of Designation for Series B Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.1	Securities Purchase Agreement entered into by and between Vape Holdings, Inc. and Redwood Management, LLC dated February 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015.
10.2	Unsecured Convertible Promissory Note entered into by and between Vape Holdings, Inc. and Redwood Management, LLC dated February 10, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015.
10.3	Executive Employment Agreement by and between Vape Holdings, Inc. and Dr. Mark Scialdone, dated May 1, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015.
10.4	Form of Stock Surrender Agreement Stock, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
10.5	Form of Option Surrender Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
10.6	Share Exchange Agreement by and between Vape Holdings, Inc. and BetterChem Consulting, Inc., dated July 1, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2015.
10.7	Intellectual Property Rights Transfer Agreement by and between Vape Holdings, Inc. and BetterChem Consulting, Inc., dated July 1, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2015.
10.8	Form of Securities Purchase Agreement, dated August 5, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.9	Form of 8% Note, dated August 5, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.10	Form of Back End Note, dated August 5, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.11	Form of Collateralized Note, dated August 5, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.12	12% Note I, dated August 5, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.13	12% Note II, dated August 5, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.14	Securities Purchase Agreement, dated August 12, 2015, by and between Darling Capital LLC and the Company, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015.

E-1

Exhibit No.	Description of Exhibit
10.15	8% Convertible Promissory Note, dated August 12, 2015, by and between Darling Capital LLC and the Company, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015.
10.16	Amendment, Waiver and Modification Agreement, dated August 13, 2015, by and among the Company and Redwood Management, LLC including any designees or assignees thereto, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015.
10.17	Amendment to Unsecured Convertible Promissory Note, dated August 26, 2015, by and between Vape Holdings, Inc. and Typenex Co-Investment, LLC. *
10.18	Form of Option Surrender Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2015.
10.19	Form of Stock Surrender Agreement Stock, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2015.
10.20	Secured Series B Preferred Stock Convertible Promissory Note by and between the Company and Hive Ceramics LLC, dated December 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.21	Amended and Restated Secured Series B Preferred Stock Convertible Promissory Note by and between the Company and Hive Ceramics LLC, dated December 10, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.22	Executive Employment Agreement, dated December 10, 2015, by and between the Company and Justin Braune, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.23	Consulting Agreement, dated December 10, 2015, by and between the Company and Kyle Tracey, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.24	Common Stock Purchase Agreement, dated December 10, 2015, by and between Vape Holdings, Inc. and Odyssey Research and Trading, LLC. *
10.25	Forbearance Agreement, dated December 10, 2015, by and between Vape Holdings, Inc. and Typenex Co-Investment, LLC.
10.26	Share Exchange Unwind Agreement, dated January 12, 2015, by and among Vape Holdings, Inc., BetterChem Consulting, Inc. and Mark Scialdone.

E-2

Exhibit No.	Description of Exhibit
14.1	Code of Ethics, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
21.1	List of Subsidiaries of Vape Holdings, Inc., incorporated by reference to our Amendment No. 2 to Annual Report on Form 10-K filed with the SEC on May 24, 2016.
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 *
99.1	Audit Committee Charter, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
99.2	Compensation Committee Charter, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
99.3	Insider Trading Policy, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

*   Filed herewith

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

E-3