Form 10-Q
period 2016-12-31
Vape Holdings, Inc.
filed 2018-05-08
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Number of shares of Common Stock outstanding at May 7, 2018:

Common Stock, par value $0.00001 per share	1,000,000,000
(Class)	(Number of Shares)

VAPE HOLDINGS INC.

FORM 10-Q

December 31, 2016

i

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

ii

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).   It is suggested that the following consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the annual financial statements included on Form 10-K for Vape Holdings, Inc. for the fiscal year ended September 30, 2016, filed with the Commission on March 7, 2018.

VAPE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash	$12,098	$-
Accounts receivable, net	2,010	2,010
Inventory	-	18,254
Other current assets	3,137	8,219
Total current assets	17,245	28,483

TOTAL ASSETS	$17,245	$28,483

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$495,800	$473,654
Accrued expenses	680,351	555,994
Related party convertible notes payable	300,000	300,000
Convertible notes payable, net of unamortized discount of $49,980 and $119,680, respectively	724,112	537,291
Related party notes payable	15,000	15,000
Settlement liability	422,000	422,000
Derivative liabilities	2,699,387	2,755,544
Total current liabilities	5,336,650	5,059,483

Long term liabilities:
Convertible notes payable, long-term, net of unamortized discount of $0 and $0, respectively	-	41,121
Total liabilities	5,336,650	5,100,604

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value - 100,000,000 authorized; 500,000 outstanding at December 31, 2016 and September 30, 2016	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000 shares; 588,837,978 issued at December 31, 2016, 588,397,353 outstanding at December 31, 2016 and 588,837,978 issued at September 30, 2016, 588,837,978 outstanding at September 30, 2016	5,883	5,883
Additional paid-in capital	30,319,265	30,319,265
Treasury stock, 1,025,625 shares at December 31, 2016 and September 30, 2016	(372,601)	(372,601)
Accumulated deficit	(35,271,952)	(35,024,668)
Total stockholders’ deficit	(5,319,405)	(5,072,121)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,245	$28,483

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2016	2015
		(Restated)
Revenue	$38,791	$246,828

Cost of revenue	48,687	205,409

Gross profit (loss)	(9,896)	41,419

Operating expenses:
Sales and marketing [A]	34,547	131,845
Research and development	-	35,599
General and administrative [B]	183,568	305,552
Total operating expenses	218,115	472,996

Operating loss	(228,011)	(431,577)

Other income (expense):
Interest expense	(70,600)	(433,536)
Interest expense - related party	(4,830)	(4,238)
Change in derivative liabilities	56,157	(367,404)
Total other income (expense), net	(19,273)	(805,178)

Loss before provision for income taxes	(247,284)	(1,236,755)

Provision for income taxes	-	800

Net loss	$(247,284)	$(1,237,555)

Net loss available to common shareholders:
Loss per common share - basic	$(0.00)	$(0.01)
Loss per common share - diluted	$(0.00)	$(0.01)

Weighted average shares - basic	588,837,978	84,039,785
Weighted average shares - diluted	588,837,978	84,039,785

[A] Stock-based compensation was $0 and $32,343 for the three months ended December 31, 2016 and 2015, respectively.

[B] Stock-based compensation was $0 and $34,800 for the three months ended December 31, 2016 and 2015, respectively.

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:		(Restated)
Net loss	$(247,284)	$(1,237,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	38,614
Accretion of debt discounts	69,700	280,677
Fair value in excess of stock issued for conversion of notes payable and accrued interest	-	112
Loss (gain) on change in derivative liabilities	(56,157)	367,404
Forbearance settlement	-	105,000
Common stock issued for services	-	31,689
Stock-based compensation	-	36,000
Changes in operating assets and liabilities:
Accounts receivable	-	(2,755)
Inventory	18,254	(178,150)
Other assets	5,082	(2,828)
Accounts payable	22,146	84,369
Accrued expenses	124,357	105,049
Net cash used in operating activities	(63,902)	(372,374)

Cash flows from investing activities:
Capital expenditures	-	(39,925)
Net cash used in investing activities	-	(39,925)

Cash flows from financing activities:
Net proceeds from issuances of common stock	-	90,000
Net proceeds from issuance of convertible notes payable	76,000	46,000
Net proceeds from issuances of related party convertible notes payable	-	50,000
Net cash provided by financing activities	76,000	186,000

Net change in cash	12,098	(226,299)
Cash, beginning of period	-	273,904
Cash, end of period	$12,098	$47,605

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$800

Non-cash investing and financing activities:
Conversion of notes payable, accrued interest, and derivatives	$-	$2,099,931
Beneficial conversion feature recorded with convertible notes payable	$-	$-

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2.	ACCOUNTING POLICIES AND BASIS OF PRESENTATION

GOING CONCERN

VAPE’s consolidated financial statements reflect a net loss of $247,284 during the three months ended December 31, 2016. As of December 31, 2016, we had cash of $12,098, a working capital deficit of $5,319,405, and an accumulated deficit of $35,271,952. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for the new operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding. VAPE’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern. See Note 8 for subsequent events regarding financing activities.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued liabilities, and notes payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at December 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$12,098	$-	$-	$12,098
Total assets measured at fair value	$12,098	$-	$-	$12,098

Liabilities
Derivative instruments	$-	$2,699,387	$-	$2,699,387
Total liabilities measured at fair value	$-	$2,699,387	$-	$2,699,387

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$-	$-	$-	$-
Total assets measured at fair value	$-	$-	$-	$-

Liabilities
Derivative instruments	$-	$2,755,544	$-	$2,755,544
Total liabilities measured at fair value	$-	$2,755,544	$-	$2,755,544

EARNINGS (LOSS) PER COMMON SHARE

The following is a summary of outstanding securities that would have been included in the calculation of diluted shares outstanding since the exercise prices did not exceed the average market value of the Company’s common stock had the Company generated net income for the three months ended December 31, 2016 and 2015:

	For the Three Months Ended	For the Three Months Ended
	December 31,	December 31,
	2016	2015
Series A Preferred stock	500,000	500,000
Common stock options	-	-
Common stock warrants	-	1,184,727
Convertible notes	221,196,008	535,890,076
	221,696,008	537,574,803

The Company does not have sufficient shares to accommodate the convertible notes.

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

AMENDMENT

We have amended the previous three months ended December 31, 2015 in this Form 10-Q to correctly account for the following non-cash transactions:

In August 2015 the Company entered into convertible notes without conversion floors resulting in an unlimited potential of shares to be issued. Accordingly, we adjusted the consolidated financial statements to recognize the embedded conversion feature of the instruments.

On August 13, 2015 and August 26, 2015, the convertible notes due to Redwood and Typenex, respectively, were amended which removed the fixed conversion floors per common share creating a potentially unlimited number of shares to be issued on the date of the amendment. Accordingly, we amended this Form 10-Q to account for the embedded conversion features as derivative financial instruments at fair value upon their original issuance dates. This increased the loss on debt extinguishments and interest expense previously recorded, as well as the derivative liabilities at fair value.

The following was the effect on the previously reported consolidated financial statements.

	As Previously Reported		As Restated
	December 31, 2015	Change	December 31, 2015
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Total current liabilities	$1,896,294	$1,414,749	$3,311,043
Total liabilities	$2,117,625	$1,193,418	$3,311,043

Total stockholders’ deficit	$(1,185,908)	$(1,193,418)	$(2,379,326)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$931,717	$-	$931,717

Interest expense	$(777,943)	$344,407	$(433,536)
Loss from the effects of derivative liabilities	$(191,524)	$(175,880)	$(367,404)
Net loss	$(1,406,082)	$168,527	$(1,237,555)

Net loss available to common shareholders
Loss per common share - basic	$(0.02)		$(0.01)
Loss per common share - diluted	$(0.02)		$(0.01)

NOTE 3.	ACCRUED EXPENSES

The following is a summary of accrued expenses as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Accrued interest	$184,290	$183,390
Accrued interest - related party	47,992	43,162
Accrued wages and taxes	443,600	324,086
Other	4,469	5,356
	$680,351	$555,994

As of December 31, 2016, $25,000 for Kyle Tracey, $16,667 for Joe Andreae, $63,742 for Mike Cook, $93,881 for Allan Viernes, $95,548 for Benjamin Beaulieu, and $65,000 for Justin Braune are recorded in accrued wages.

NOTE 4.	CONVERTIBLE NOTES PAYABLE

At December 31, 2016 convertible notes payable consisted of the following:

Counterparty	Principal Amount	Unamortized Discount	Carrying Value	Accrued Interest	Derivative Liability	Interest Expense
GHS Investments	$324,926	$44,037	$280,889	$132,239	$1,366,809	$39,437
Adar Bays	187,500	-	187,500	28,875	545,814	3,833
JMJ Financial	171,666	5,943	165,723	23,176	510,760	12,330
Odyssey Research	90,000	-	90,000	-	276,004	15,000
	$774,092	$49,980	$724,112	$184,290	$2,699,387	$70,600

At September 30, 2016, convertible notes payable consisted of the following:

Counterparty	Principal Amount	Unamortized Discount	Carrying Value	Accrued Interest	Derivative Liability	Interest Expense
GHS Investments	$248,926	$88,075	$160,852	$124,872	$1,255,774	$1,323,000
Adar Bays	187,500	-	187,500	25,042	610,117	153,174
JMJ Financial	171,666	16,605	155,060	23,174	578,288	211,790
Union	-	-	-	-	-	90,909
LG Capital	-	-	-	-	-	91,017
Oddyssey Research	90,000	15,000	75,000	-	311,365	75,341
	$698,092	$119,680	$578,412	$173,088	$2,755,544	$1,945,231

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

Securities Purchase Agreement with GHS Investments, LLC

On October 28, 2016, the Company closed a Securities Purchase Agreement (the “GHS Purchase Agreement”) with GHS. Pursuant to the GHS Purchase Agreement, GHS agreed to purchase and the Company agreed to sell up to $1,105,000 of convertible securities, in the form of a Convertible Promissory Note (the “GHS Note”), at an interest rate of ten percent (10%) per annum. The GHS Note is also attached as Exhibit 10.6 to the 12/27/16 Form 8K and is incorporated herein by this reference. The GHS Note included a ten percent (10%) original issuance discount (i.e., $100,000) and a $5,000 initial transaction fee, as defined in the GHS Purchase Agreement. Upon the closing of the GHS Purchase Agreement, GHS funded $40,000 to the Company (the “Initial Tranche”). Within 15 days of certain conditions being met, an additional $40,000 shall be disbursed by GHS to the Company, in its sole discretion (“Second Tranche”). Within 30 days from the Second Tranche’s issuance, so long as there are no defaults under the GHS Note, GHS in its discretion may fund an additional $50,000 to the Company every 30 days (“Subsequent Tranches”) until $1,000,000 has been funded to the Company. During the three months ended December 31, 2016, GHS provided another tranche of $76,000.

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

Subsequent to year end, GHS elected to convert $365,266 of principal and interest into 191,162,022 shares of common stock.  Another shareholder received 220,000,000 shares of common stock pursuant to a note assignment agreement executed subsequent to year end.

The following weighted average variables were used in the Black Scholes model for the derivative liabilities as of December 31, 2016 and September 30, 2016:

Balance Sheet Date	Stock Price at Valuation Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
December 31, 2016	$0.016	-%	$0.005	0.82%	309%	0.8
September 30, 2016	$0.004	-%	$0.001	0.45%	298%	0.5

NOTE 5.	RELATED PARTY DEBT

Related Party Note Payable

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013. This payable was converted into a note payable on December 7, 2013. The note payable bears interest of 6% per annum with a maturity date of December 1, 2016. As of December 31, 2016, there is $2,790 in accrued interest expense related to this note and the Company recorded $230 and $230 in interest expense related to this note during the three months ended December 31, 2016 and 2015.

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

During the three months ended December 31, 2016, the Company recorded $4,600 of interest expense related to the notes. As of December 31, 2016, $300,000 of the Series B Notes along with $45,202 of accrued interest are outstanding. The Board of Directors authorized the designation of the Series B Preferred Stock pursuant to the authority of the Certificate of Incorporation, which confers said authority on the Board, and the issuance of the Series B Notes pursuant to a unanimous written consent of the Board dated December 10, 2015. The value ascribed to the Series B Notes were based on the fixed conversion price of the instruments into common stock and such no beneficial conversion feature was recorded. See Note 8 for subsequent events related to this note.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

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

NOTE 7.	STOCKHOLDERS’ DEFICIT

COMMON STOCK

On November 27, 2013, the Board and shareholders approved an increase in the authorized number of shares of common and preferred stock which may be issued by the Company to 1,000,000,000 shares and 100,000,000 shares, respectively.  On December 3, 2013, the certificate of amendment was filed with the Secretary of State of Delaware to reflect the increase in authorized.

PREFERRED STOCK

On April 1, 2014, the Board formally approved the filing of a Preferred Stock Designation in connection with the commitment of 500,000 Series A Shares to HIVE on March 27, 2014 pursuant to its authority to issue blank check preferred stock as provided in the Company’s Certificate of Incorporation.  Per the Certificate of Designation (the “Designation”), there are 100,000,000 shares of preferred stock authorized by the Company’s Certificate of Incorporation. The Company is authorized to issue 500,000 shares of Series A Shares pursuant to the Designation.  As provided in the Designation (and as set forth in the HIVE Asset Purchase Agreement), Series A Shares are entitled to vote at a 15-1 ratio to Common Stock.  Each share of preferred stock shall initially be convertible into one share of common stock (500,000 shares of common stock in the aggregate).  On the two-year anniversary of the transaction of HIVE, the preferred stock conversion ratio shall be adjusted as follows: a one-time pro rata adjustment of up to ten-for-one (10-1) based upon the Company generating aggregate gross revenues over the two years of at least $8,000,000 (e.g. If the Company generates only $4,000,000 in aggregate gross revenues over the two-year period then the convertible ratio will adjust to 5-1). In no event will the issuance convert into more than 5,000,000 shares of common stock of the Company.

On June 19, 2014, the Company formally issued the 500,000 Series A Shares to HIVE.

The value ascribed to the Series A Shares was based on the historical costs of the assets acquired on March 27, 2014 from HIVE since the transfer of assets was made among entities under common control.

On December 10, 2015, the Company approved the filing of a Preferred Stock Designation for up to 30,000,000 shares of Series B Preferred Stock. No Series B Preferred Stock are issued or outstanding. See discussion of designation of Series B Preferred Stock in Note 5.

NOTE 8.	SUBSEQUENT EVENTS

See Note 4 for any subsequent activity related to debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide information about VAPE’s financial condition and results of operations for the three months ended December 31, 2016 and 2015. This information should be read in conjunction with VAPE’s audited consolidated financial statements for the year ended September 30, 2016 and 2015. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes, or business conditions will not differ materially from those projected or suggested in such forward-looking statements.

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

For the Three Months Ended December 31, 2016 and 2015

Net Loss. For the three months ended December 31, 2016 and 2015, net loss was $247,284 and $1,237,555, respectively.

Revenue.  For the three months ended December 31, 2016 and 2015, revenue was $38,791 and $246,828, respectively. Revenue decreased in 2016 due to a decrease in new product releases of HIVE Ceramics and a decline in our ability to generate revenues due to lack of liquidity.

Cost of Revenue. For the three months ended December 31, 2016 and 2015, cost of revenue was $48,687 and $205,409, respectively. In 2016, cost of revenue included approximately $4,000 of ceramic products costs, $25,000 of obsolescence reserve, $4,000 of freight, and $6,000 of royalties. In 2015, cost of revenue included approximately $91,000 of ceramic products costs, $10,000 of supply products costs, $39,000 of depreciation, $24,000 of freight, and $20,000 of occupancy and warehouse costs, and $5,000 of royalties.

Gross Profit (Loss). For the three months ended December 31, 2016 and 2015, gross profit (loss) was ($9,896) or (26%) and $41,419 or 17%, respectively. Gross profit decreased due to write-offs of inventory due to declining revenues, higher failure rates of products than expected and obsolescence of ceramics.

Sales and Marketing.  For the three months ended December 31, 2016 and 2015, sales and marketing expenses were $34,547 and $131,845, respectively. In 2016, sales and marketing expenses included approximately $18,000 of outside sales expense and $15,000 of investor relations. In 2015, sales and marketing expenses included approximately $3,000 of general advertising, $7,000 of outside sales expense, $50,000 of payroll expenses, $33,000 of stock-based compensation, and $7,000 of trade show expenses.

Research and Development. For the three months ended December 31, 2016 and 2015, research and development expenses were $0 and $35,599, respectively. In 2015, research and development expenses included approximately $1,000 for product design prototypes, $20,000 of payroll expenses, and $8,000 of travel expenses.

General and Administrative. For the three months ended December 31, 2016 and 2015, general and administrative expenses were $183,568 and $305,552, respectively. In 2016, general and administrative expenses included approximately $8,000 of insurance expense, $8,000 of office expense, $121,000 of payroll expenses, $20,000 of accounting fees, and $19,000 of legal fees. In 2015, general and administrative expenses included approximately $12,000 of insurance expense, $14,000 of office expense, $110,000 of payroll expenses, $13,000 of accounting fees, $63,000 of legal fees, $35,000 of stock-based compensation, and $12,000 of travel expense.

Interest Expense. For the three months ended December 31, 2016 and 2015, interest expense was $70,600 and $433,536, respectively. There were significant increase in conversions into common stock in 2015 versus 2016, which resulted in full accretion of discounts to interest expense upon conversion.

Interest Expense - related party. For the three months ended December 31, 2016 and 2015, related party interest expense was $4,830 and $4,238, respectively.

Change in Derivative Liabilities. For the three months ended December 31, 2016 and 2015, the gain (loss) on change in derivative liabilities was $56,157 and ($367,404), respectively due to the fluctuation in the stock price versus the lowest traded prices during a period of time prior to notice of conversion.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $12,098 and a working capital deficit of $5,319,405 as compared to cash of $0 and a working capital deficit of $5,031,000 as of September 30, 2016. We believe our current liquidity and securities purchase commitments are not sufficient and the Company requires immediate capital to assume any sort of normal operations, let alone new business initiatives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to raise additional capital to funds immediate operating needs, and ultimately, work the Company’s creditors to restructure the convertible notes, so we can raise growth capital to reignite HIVE operations or acquiring new businesses.

We had total liabilities of $5,336,650 as of December 31, 2016, including current liabilities of $495,800 of accounts payable, $680,351 of accrued expenses, $724,112 of convertible notes payable, $15,000 of related party notes payable, $300,000 of related party convertible notes payable, $2,699,387 of derivative liabilities, and $422,000 of settlement liability. We had total liabilities of $5,100,604 as of September 30, 2016, including current liabilities of $473,654 of accounts payable, $555,994 of accrued expenses, $537,291 of convertible notes payable, $15,000 of related party notes payable, $300,000 of related party convertible notes payable, $2,755,544 of derivative liabilities, $422,000 of settlement liability, and long-term liabilities of $41,121 of convertible notes payable.

We had a total stockholders’ deficit of $5,319,405 and an accumulated deficit of $35,271,952 as of December 31, 2016.

We used $63,902 of cash in operating activities during the three months ended December 31, 2016, which was attributable to our net loss of $247,284, which was offset by $56,157 gain on change in derivative liabilities, $69,700 of accretion of debt discounts, and $169,839 of net cash provided by the change in operating assets and liabilities. We used $372,374 of cash in operating activities during the three months ended December 31, 2015, which was attributable to our net loss of $1,237,555, which was offset by $38,614 of depreciation, $367,404 loss on change in derivative liabilities, $280,677 of accretion of debt discounts, $36,000 of stock-based compensation, $31,689 of common stock issued for services, and $5,685 of net cash used by the change in operating assets and liabilities.

There were no investing activities during the three months ended December 31, 2016. Investing activities used $39,925 during the three months ended December 31, 2015 consisting of $39,925 of capital expenditures.

We had $76,000 of net cash provided by financing activities during the three months ended December 31, 2016 consisting of $76,000 from additional proceeds towards its GHS Investments convertible notes payable. We had $186,000 of net cash provided by financing activities during the three months ended December 31, 2015 consisting of $90,000 of net proceeds from common stock to be issued and $96,000 of net proceeds from issuance of convertible notes payable.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2016, we have a material weakness with regards to our disclosure controls and procedures not designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of VAPE’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

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

Also, on December 10, 2015, the Company entered into an Amended and Restated Secured Series B Preferred Stock Convertible Promissory Note in the principal amount of $250,000 (“Amended Note”) with the Holder. The Amended Note amended, restated, modified and superseded that $250,000 Promissory Note, dated March 27, 2014, entered into by and between the Company and Holder, which note had a principal of $250,000 and a maturity date of February 27, 2016. The Amended Note carried an interest rate of 8.0%. The Amended Note was due and payable by the Company on December 10, 2016 (the “Maturity Date”). The Amended Note was convertible into shares of the Company’s Series B Preferred Stock at the option of Holder. The indebtedness represented by the Amended Note was secured by all the Company’s assets. The Amended Note is attached as Exhibit 10.8 to the 12/27/16 Form 8K and incorporated herein by this reference.

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

VAPE cannot currently pay its vendors.

VAPE does not have sufficient capital to reorder Revival products to fulfill orders ready to be placed on the books.

VAPE does not have sufficient capital to order new HIVE Ceramics products.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

See Note 5 for subsequent conversions related to third party debt.

See Note 8 for common stock issued for wages, services, and bonuses and for $90,000 equity investment.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Vape Holdings, Inc., as amended, placed into effect on January 2, 2009, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-163290) filed with the SEC on November 23, 2009.
3.2	Amended and Restated By-laws of Vape Holdings, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-163290) filed with the SEC on November 23, 2009.
3.3	Certificate of Designation for Series A Preferred Stock, incorporated by reference to Exhibit 2.1(E) to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2014.
3.4	Certificate of Designation for Series B Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.1	Securities Purchase Agreement entered into by and between Vape Holdings, Inc. and Redwood Management, LLC dated February 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015.
10.2	Unsecured Convertible Promissory Note entered into by and between Vape Holdings, Inc. and Redwood Management, LLC dated February 10, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015.
10.3	Amendment, Waiver and Modification Agreement, dated August 13, 2015, by and among the Company and Redwood Management, LLC including any designees or assignees thereto, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015.
10.4	Amendment to Unsecured Convertible Promissory Note, dated August 26, 2015, by and between Vape Holdings, Inc. and Typenex Co-Investment, LLC, filed as Exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2018.
10.5	Secured Series B Preferred Stock Convertible Promissory Note by and between the Company and Hive Ceramics LLC, dated December 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.6	Amended and Restated Secured Series B Preferred Stock Convertible Promissory Note by and between the Company and Hive Ceramics LLC, dated December 10, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.

Exhibit No.	Description of Exhibit
10.7	Executive Employment Agreement, dated December 10, 2015, by and between the Company and Justin Braune, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.8	Consulting Agreement, dated December 10, 2015, by and between the Company and Kyle Tracey, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.9	Common Stock Purchase Agreement, dated December 10, 2015, by and between Vape Holdings, Inc. and Odyssey Research and Trading, LLC. filed as Exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2018.
10.10	Securities Purchase Agreement dated November 1, 2016, entered into by and between Vape Holdings, Inc. and Typenex Co- Investment, LLC, filed as Exhibit to Company’s Current Report on Form 8-K filed with the SEC on December 27, 2016
10.11	Convertible Promissory Note dated November 1, 2016, entered into by and between Vape Holdings, Inc. and Typenex Co- Investment, LLC, filed as Exhibit to Company’s Current Report on Form 8-K filed with the SEC on December 27, 2016
10.12	Securities Purchase Agreement dated October 28, 2016, entered into by and between Vape Holdings, Inc. and GHS Investments, LLC, filed as Exhibit to Company’s Current Report on Form 8-K filed with the SEC on December 27, 2016
10.13	Convertible Promissory Note dated October 28, 2016, entered into by and between Vape Holdings, Inc. and GHS Investments, LLC filed as Exhibit to Company’s Current Report on Form 8-K filed with the SEC on December 27, 2016
10.14

Secured Series B Preferred Stock Convertible Promissory Note between Vape Holdings, Inc. and HIVE Ceramics, LLC, in the Amount of $50,000 filed as Exhibit 10.7 to Company’s Current Report on Form 8-K filed with the SEC on December 27, 2016

10.15	Secured Amended and Restated Series B Preferred Stock Convertible Promissory Note between Vape Holdings, Inc. and HIVE Ceramics, LLC, in the amount of $250,000 filed as Exhibit 10.8 to Company’s Current Report on Form 8-K filed with the SEC on December 27, 2016
14.1	Code of Ethics, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 **
99.1	Audit Committee Charter, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
99.2	Compensation Committee Charter, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
99.3	Insider Trading Policy, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Schema *
101.CAL	XBRL Taxonomy Calculation Linkbase *
101.DEF	XBRL Taxonomy Definition Linkbase *
101.LAB	XBRL Taxonomy Label Linkbase *
101.PRE	XBRL Taxonomy Presentation Linkbase *

*	Filed concurrently herewith

**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vape Holdings, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vape Holdings, Inc.
Registrant

Dated: May 7, 2018	/s/ Benjamin Beaulieu
Benjamin Beaulieu
Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2018	/s/ Allan Viernes
Allan Viernes
Chief Financial Officer
(Principal Financial and Accounting Officer)