Form 10-Q
period 2017-03-31
Vape Holdings, Inc.
filed 2018-05-25
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Number of shares of Common Stock outstanding at May 25 2018:

Common Stock, par value $0.00001 per share	1,000,000,000
(Class)	(Number of Shares)

VAPE HOLDINGS INC.

FORM 10-Q

March 31, 2017

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

VAPE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	September 30, 2016
ASSETS
Current assets:
Cash	$103,149	$-
Accounts receivable, net	2,010	2,010
Inventory	-	18,254
Other current assets	13,492	8,219
Total current assets	118,651	28,483

TOTAL ASSETS	$118,651	$28,483

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$380,591	$473,654
Accrued expenses	808,715	555,994
Related party convertible notes payable	300,000	300,000
Convertible notes payable, net of unamortized discount of $3,879 and $119,680, respectively	898,673	537,291
Related party notes payable	15,000	15,000
Settlement liability	281,618	422,000
Derivative liabilities	2,171,655	2,755,544
Total current liabilities	4,856,252	5,059,483

Long term liabilities:
Convertible notes payable, long-term, net of unamortized discount of $0 and $0, respectively	-	41,121
Total liabilities	4,856,252	5,100,604

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.00001 par value - 100,000,000 authorized; 500,000 outstanding at March 31, 2017 and September 30, 2016	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000 shares; 657,936,872 issued at March 31, 2017, 657,496,247 outstanding at March 31, 2017 and 588,837,978 issued at September 30, 2016, 588,397,353 outstanding at September 30, 2016	6,574	5,883
Additional paid-in capital	30,976,130	30,319,265
Treasury stock, 1,025,625 shares at March 31, 2017 and September 30, 2016	(372,601)	(372,601)
Accumulated deficit	(35,347,704)	(35,024,668)
Total stockholders' deficit	(4,737,601)	(5,072,121)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$118,651	$28,483

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
		(Restated)		(Restated)
Revenue	$45,969	$487,400	$84,760	$734,228

Cost of revenue	25,108	449,306	73,795	654,715

Gross profit	20,861	38,094	10,965	79,513

Operating expenses:
Sales and marketing [A]	28,641	126,527	63,188	258,372
Research and development	-	11,099	-	46,698
General and administrative [B]	83,938	255,297	267,506	560,849
Total operating expenses	112,579	392,923	330,694	865,919

Operating loss	(91,718)	(354,829)	(319,729)	(786,406)

Other income (expense):
Interest expense	(71,499)	(1,115,909)	(142,099)	(1,549,445)
Interest expense - related party	(4,725)	(4,778)	(9,555)	(9,016)
Change in derivative liabilities	92,190	(1,119,020)	148,347	(1,486,424)
Excess of fair value of embedded conversion features	-	(1,058,496)	-	(1,058,496)
Total other income (expense), net	15,966	(3,298,203)	(3,307)	(4,103,381)

Loss before provision for income taxes	(75,752)	(3,653,032)	(323,036)	(4,889,787)

Provision for income taxes	-	-	-	800

Net loss	$(75,752)	$(3,653,032)	$(323,036)	$(4,890,587)

Net loss available to common shareholders:
Loss per common share - basic	$(0.00)	$(0.03)	$(0.00)	$(0.03)
Loss per common share - diluted	$(0.00)	$(0.03)	$(0.00)	$(0.03)

Weighted average shares - basic	631,371,888	116,275,351	615,973,839	148,949,185
Weighted average shares - diluted	631,371,888	116,275,351	615,973,839	148,949,185

[A]	Stock-based compensation was $0 and $2,457, and $0 and $34,800 for the three and six months ended March 31, 2017 and 2016, respectively.
[B]	Stock-based compensation was $0 and $465, and $0 and $35,265 for the three and six months ended March 31, 2017 and 2016, respectively.

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:		(Restated)
Net loss	$(323,036)	$(4,890,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	76,533
Accretion of debt discounts	127,775	1,272,481
Excess of fair value of embedded conversion features	-	1,058,496
Fair value in excess of stock issued for conversion of notes payable and accrued interest	-	112
Loss (gain) on change in derivative liabilities	(148,347)	1,486,424
Forbearance and assignment settlements	-	190,718
Common stock issued for services	-	31,689
Stock-based compensation	-	36,000
Changes in operating assets and liabilities:
Accounts receivable	-	5,081
Inventory	18,254	(15,732)
Other assets	(5,273)	13,510
Accounts payable	57,937	181,412
Accrued expenses	112,339	188,545
Net cash used in operating activities	(160,351)	(365,318)

Cash flows from investing activities:
Capital expenditures	-	(42,475)
Net cash used in investing activities	-	(42,475)

Cash flows from financing activities:
Net proceeds from issuances of common stock	-	90,000
Net proceeds from issuance of convertible notes payable	263,500	46,000
Net proceeds from issuances of related party convertible notes payable	-	50,000
Net cash provided by financing activities	263,500	186,000

Net change in cash	103,149	(221,793)
Cash, beginning of period	-	273,904
Cash, end of period	$103,149	$52,111

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$800

Non-cash investing and financing activities:
Conversion of notes payable, accrued interest, and derivatives	$506,556	$2,653,405
Issuance of common stock for settlement liability	$151,000	$-

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GOING CONCERN

VAPE’s consolidated financial statements reflect a net loss of $323,036 during the six months ended March 31, 2017. As of March 31, 2017, we had cash of $103,149, a working capital deficit of $4,737,601, and an accumulated deficit of $35,347,704. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for the new operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding. VAPE’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern. See Note 8 for subsequent events regarding financing activities.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017 and September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued liabilities, and notes payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at March 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$103,149	$-	$-	$103,149
Total assets measured at fair value	$103,149	$-	$-	$103,149

Liabilities
Derivative instruments	$-	$2,171,655	$-	$2,171,655
Total liabilities measured at fair value	$-	$2,171,655	$-	$2,171,655

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$-	$-	$-	$-
Total assets measured at fair value	$-	$-	$-	$-

Liabilities
Derivative instruments	$-	$2,755,544	$-	$2,755,544
Total liabilities measured at fair value	$-	$2,755,544	$-	$2,755,544

EARNINGS (LOSS) PER COMMON SHARE

The following is a summary of outstanding securities that would have been included in the calculation of diluted shares outstanding since the exercise prices did not exceed the average market value of the Company’s common stock had the Company generated net income for the three and six months ended March 31, 2017 and 2016:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
Series A Preferred stock	500,000	500,000	500,000	500,000
Common stock warrants	-	1,184,726	-	1,184,726
Convertible notes	357,971,489	631,560,394	357,971,489	631,560,394
	358,471,489	633,245,120	358,471,489	633,245,120

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

AMENDMENT

We have amended the previous three and six months ended March 31, 2016 in this Form 10-Q to correctly account for the following non-cash transactions:

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

The following was the effect on the previously reported consolidated financial statements.

	As Previously Reported		As Restated
	March 31, 2016	Change	March 31, 2016
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Total current liabilities	$4,996,192	$1,189,589	$6,185,781
Total liabilities	$5,143,710	$1,042,071	$6,185,781

Total stockholders’ deficit	$(4,514,943)	$(1,042,071)	$(5,557,014)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$628,767	$-	$628,767

	As Previously Reported Three Months Ended March 31, 2016	Change	As Restated Three Months Ended March 31, 2016
Interest expense	$(540,942)	$(574,967)	$(1,115,909)
Loss from the effects of derivative liabilities	$(1,996,998)	$877,978	$(1,119,020)
Net loss	$(3,956,043)	$303,011	$(3,653,032)

Net loss available to common shareholders
Loss per common share - basic	$(0.03)		$(0.03)
Loss per common share - diluted	$(0.03)		$(0.03)

	As Previously Reported Six Months Ended March 31, 2016	Change	As Restated Six Months Ended March 31, 2016
Interest expense	$(1,318,885)	$(230,560)	$(1,549,445)
Loss from the effects of derivative liabilities	$(2,126,858)	$640,434	$(1,486,424)
Net loss	$(5,300,461)	$409,874	$(4,890,587)

Net loss available to common shareholders
Loss per common share - basic	$(0.04)		$(0.03)
Loss per common share - diluted	$(0.04)		$(0.03)

NOTE 3.	ACCRUED EXPENSES

The following is a summary of accrued expenses as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Accrued interest	$187,096	$183,390
Accrued interest - related party	52,717	43,162
Accrued wages and taxes	564,087	324,086
Other	4,815	5,356
	$808,715	$555,994

As of March 31, 2017, $25,000 for Kyle Tracey, $16,667 for Joe Andreae, $83,742 for Mike Cook, $131,382 for Allan Viernes, $133,048 for Benjamin Beaulieu, $51,333 for Alex Viernes and $65,000 for Justin Braune are recorded in accrued wages.

NOTE 4.	CONVERTIBLE NOTES PAYABLE

At March 31, 2017 convertible notes payable consisted of the following:

Counterparty	Principal Amount	Unamortized Discount	Carrying Value	Accrued Interest	Derivative Liability	Interest Expense
GHS Investments	$453,386	$-	$453,386	$131,295	$913,851	$94,505
Adar Bays	187,500	-	187,500	32,625	398,831	7,583
JMJ Financial	171,666	3,879	167,786	23,176	653,900	14,393
Odyssey Research	90,000	-	90,000	-	205,073	15,000
	$902,552	$3,879	$898,673	$187,096	$2,171,655	$131,481

At September 30, 2016, convertible notes payable consisted of the following:

Counterparty	Principal Amount	Unamortized Discount	Carrying Value	Accrued Interest	Derivative Liability	Interest Expense
GHS Investments	$248,926	$88,075	$160,852	$124,872	$1,255,774	$1,323,000
Adar Bays	187,500	-	187,500	25,042	610,117	153,174
JMJ Financial	171,666	16,605	155,060	23,174	578,288	211,790
Union	-	-	-	-	-	90,909
LG Capital	-	-	-	-	-	91,017
Oddyssey Research	90,000	15,000	75,000	-	311,365	75,341
	$698,092	$119,680	$578,412	$173,088	$2,755,544	$1,945,231

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

Securities Purchase Agreement with GHS Investments, LLC

On October 28, 2016, the Company closed a Securities Purchase Agreement (the “GHS Purchase Agreement”) with GHS. Pursuant to the GHS Purchase Agreement, GHS agreed to purchase and the Company agreed to sell up to $1,105,000 of convertible securities, in the form of a Convertible Promissory Note (the “GHS Note”), at an interest rate of ten percent (10%) per annum. The GHS Note is also attached as Exhibit 10.6 to the 12/27/16 Form 8K and is incorporated herein by this reference. The GHS Note included a ten percent (10%) original issuance discount (i.e., $100,000) and a $5,000 initial transaction fee, as defined in the GHS Purchase Agreement. Upon the closing of the GHS Purchase Agreement, GHS funded $40,000 to the Company (the “Initial Tranche”). Within 15 days of certain conditions being met, an additional $40,000 shall be disbursed by GHS to the Company, in its sole discretion (“Second Tranche”). Within 30 days from the Second Tranche’s issuance, so long as there are no defaults under the GHS Note, GHS in its discretion may fund an additional $50,000 to the Company every 30 days (“Subsequent Tranches”) until $1,000,000 has been funded to the Company. During the three and six months ended March 31, 2017, GHS provided other tranches of $187,500 and $263,500.

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

During the three and six months ended, GHS converted $70,795 of principal and accrued interest into 36,398,894 shares of common stock.

The following weighted average variables were used in the Black Scholes model for the derivative liabilities as of March 31, 2017 and September 30, 2016:

Balance Sheet Date	Stock Price at Valuation Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
March 31, 2017	$0.008	-%	$0.004	1.03%	302%	0.7
September 30, 2016	$0.004	-%	$0.001	0.45%	298%	0.5

NOTE 5.	RELATED PARTY DEBT

Related Party Note Payable

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013. This payable was converted into a note payable on December 7, 2013. The note payable bears interest of 6% per annum with a maturity date of December 1, 2016. As of March 31, 2017, there is $3,015 in accrued interest expense related to this note and the Company recorded $225 and $455 in interest expense related to this note during the three and six months ended March 31, 2017, respectively.

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

During the three and six months ended March 31, 2017, the Company recorded $4,500 and $9,100, respectively, of interest expense related to the notes. As of March 31, 2017, $300,000 of the Series B Notes along with $49,702 of accrued interest are outstanding. The Board of Directors authorized the designation of the Series B Preferred Stock pursuant to the authority of the Certificate of Incorporation, which confers said authority on the Board, and the issuance of the Series B Notes pursuant to a unanimous written consent of the Board dated December 10, 2015. The value ascribed to the Series B Notes were based on the fixed conversion price of the instruments into common stock and such no beneficial conversion feature was recorded.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

Settlement LiabilitIES

On or about December 1, 2016, LG Capital Funding, LLC (“LG Capital”) obtained a judgment in the amount of $151,000. On or about December 10, 2016, the Company learned that LG Capital had placed a judgment lien on the Company’s operating account. The effect of the lien was that the Company’s operating account was frozen for an amount twice the judgment, or approximately $300,000. In or around December 2016 and continuing into early January 2017, GHS Investments, LLC (“GHS”) and LG Capital negotiated a transaction whereby GHS purchased the rights to the LG Capital Convertible Promissory Note and/or the right to collect on the LG Capital judgment for $161,000. As of September 30, 2016, the Company recorded a settlement liability of $151,000. On January 25, 2017, the Company issued 32,700,000 shares of common stock in satisfaction of the $151,000 settlement liability.

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

HIVE

On April 28, 2018, the Company received a Notice of Default from Hive Ceramics and Kyle Tracey (the “Notice”) with respect to the Company’s breach of the Settlement Agreement and Release, dated as of April 28, 2017. The beaches consist of failure to pay $234,000 owed under the Tracey Note and failure to pay the $7,000 monthly payment obligations set forth in the Settlement Agreement, and $216,222.222 owed for failure to repay the Hive Note. The Company, Hive and Tracey are in discussions to resolve the defaults set forth in the Notice. The HIVE/Tracey Settlement Agreement and Release documents are qualified in their entirety by reference to the full text of the agreements, copies of which were filed on Company’s Current Report on Form 8-K May 3, 2017 as Exhibit 10.1.

Justin Braune

On April 4, 2018, Braune filed an Ex Parte Application for an Order to Enter Judgement Against the Company for breach of the Settlement Agreement for failure to pay under the terms of the Settlement Agreement, which the Court granted in favor of Braune. Braune’s pending motion to enforce the Settlement Agreement is set for June 11, 2018.

On May 23, 2018, Braune brought a different Ex Parte Application for Appointment of a Receiver. The hearing was held on May 23, 2018, during which the Company submitted papers opposing the appointment, and which ultimately resulted in the Court denying Braune’s application. A noticed hearing on the matter is set for June 11, 2018.

Common Stock Issued for Conversion of Debt

Subsequent to March 31, 2017, the Company issued 342,063,128 shares of common stock for conversion of notes payable and accrued interest. As of the date of this filing the Company has 1,000,000,000 shares of common stock outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide information about VAPE’s financial condition and results of operations for the three and six months ended March 31, 2017 and 2016. This information should be read in conjunction with VAPE’s audited consolidated financial statements for the year ended September 30, 2016 and 2015. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes, or business conditions will not differ materially from those projected or suggested in such forward-looking statements.

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

For the Three Months Ended March 31, 2017 and 2016

Net Loss. For the three months ended March 31, 2017 and 2016, net loss was $75,752 and $3,653,032, respectively.

Revenue.  For the three months ended March 31, 2017 and 2016, revenue was $45,969 and $487,400, respectively. Revenue decreased in 2017 due to a decrease in new product releases of HIVE Ceramics and a decline in our ability to generate revenues due to lack of liquidity.

Cost of Revenue. For the three months ended March 31, 2017 and 2016, cost of revenue was $25,108 and $449,306, respectively. In 2017, cost of revenue included approximately $1,400 of ceramic products costs, $4,000 of freight, $7,000 of quality assurance, and $6,000 of royalties. In 2016, cost of revenue included approximately $167,000 of ceramic products costs, $38,000 of depreciation, $4,000 of freight, $14,000 of quality assurance, $10,000 of occupancy and warehouse costs, and $73,000 of royalties.

Gross Profit. For the three months ended March 31, 2017 and 2016, gross profit was $20,861 or (45%) and $38,094 or 8%, respectively. Gross profit decreased due to write-offs of inventory due to declining revenues, higher failure rates of products than expected and obsolescence of ceramics.

Sales and Marketing.  For the three months ended March 31, 2017 and 2016, sales and marketing expenses were $28,641 and $126,527, respectively. In 2017, sales and marketing expenses included approximately $17,000 of outside sales expense and $10,000 of investor relations. In 2016, sales and marketing expenses included approximately $11,000 of general advertising, $12,000 of outside sales expense, and $44,000 of payroll expenses.

Research and Development. For the three months ended March 31, 2017 and 2016, there was $0 and $11,099 in research and development expenses, respectively.

General and Administrative. For the three months ended March 31, 2017 and 2016, general and administrative expenses were $83,938 and $255,297, respectively. In 2017, general and administrative expenses included approximately $9,000 of insurance expense, $8,000 of office expense, and $163,000 of payroll expenses. In 2016, general and administrative expenses included approximately $11,000 of insurance expense, $9,000 of office expense, $112,000 of payroll expenses, $32,000 of accounting fees, and $27,000 of legal fees.

Interest Expense. For the three months ended March 31, 2017 and 2016, interest expense was $71,499 and $1,115,909, respectively. There were significant increase in conversions into common stock in 2016 versus 2015, which resulted in full accretion of discounts to interest expense upon conversion.

Interest Expense - related party. For the three months ended March 31, 2017 and 2016, related party interest expense was $4,725 and $4,778, respectively.

Change in Derivative Liabilities. For the three months ended March 31, 2017 and 2016, the gain (loss) on change in derivative liabilities was $92,190 and ($1,119,020), respectively due to the fluctuation in the stock price versus the lowest traded prices during a period of time prior to notice of conversion.

For the Six Months Ended March 31, 2017 and 2016

Net Loss. For the six months ended March 31, 2017 and 2016, net loss was $323,036 and $4,890,587, respectively.

Revenue.  For the six months ended March 31, 2017 and 2016, revenue was $84,760 and $734,228, respectively. Revenue decreased in 2017 due to a decrease in new product releases of HIVE Ceramics and a decline in our ability to generate revenues due to lack of liquidity.

Cost of Revenue. For the six months ended March 31, 2017 and 2016, cost of revenue was $73,795 and $654,715, respectively. In 2017, cost of revenue included approximately $5,000 of ceramic products costs, $8,000 of freight, $12,000 of quality assurance, $13,000 of royalties, and $26,000 of obsolescence reserve. In 2016, cost of revenue included approximately $258,000 of ceramic products costs, $77,000 of depreciation, $28,000 of freight, $14,000 of quality assurance, $30,000 of occupancy and warehouse costs, and $78,000 of royalties.

Gross Profit. For the six months ended March 31, 2017 and 2016, gross profit was $10,965 or (13%) and $79,513 or 11%, respectively. Gross profit decreased due to write-offs of inventory due to declining revenues, higher failure rates of products than expected and obsolescence of ceramics.

Sales and Marketing.  For the six months ended March 31, 2017 and 2016, sales and marketing expenses were $63,188 and $258,372, respectively. In 2017, sales and marketing expenses included approximately $35,000 of outside sales expense and $25,000 of investor relations. In 2016, sales and marketing expenses included approximately $13,000 of general advertising, $19,000 of outside sales expense, $35,000 of stock compensation, and $78,000 of payroll expenses.

Research and Development. For the six months ended March 31, 2017 and 2016, were $0 and $46,698, respectively. In 2016, research and development included approximately $20,000 of payroll expenses, $13,000 of benefits, and $7,000 of travel.

General and Administrative. For the six months ended March 31, 2017 and 2016, general and administrative expenses were $267,506 and $560,849, respectively. In 2017, general and administrative expenses included approximately $17,000 of insurance expense, $11,000 of office expense, $20,000 of accounting fees, and $284,000 of payroll expenses. In 2016, general and administrative expenses included approximately $23,000 of insurance expense, $22,000 of office expense, $223,000 of payroll expenses, benefits of $73,000, $35,000 of stock compensation, $44,000 of accounting fees, and $85,000 of legal fees.

Interest Expense. For the six months ended March 31, 2017 and 2016, interest expense was $142,099 and $1,549,445, respectively. There were significant increase in conversions into common stock in 2016 versus 2015, which resulted in full accretion of discounts to interest expense upon conversion.

Interest Expense - related party. For the six months ended March 31, 2017 and 2016, related party interest expense was $9,555 and $9,016, respectively.

Change in Derivative Liabilities. For the six months ended March 31, 2017 and 2016, the gain (loss) on change in derivative liabilities was $148,347 and ($1,486,424), respectively due to the fluctuation in the stock price versus the lowest traded prices during a period of time prior to notice of conversion.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $103,149 and a working capital deficit of $4,737,601 as compared to cash of $0 and a working capital deficit of $5,031,000 as of September 30, 2016. We believe our current liquidity and securities purchase commitments are not sufficient and the Company requires immediate capital to assume any sort of normal operations, let alone new business initiatives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to raise additional capital to funds immediate operating needs, and ultimately, work the Company’s creditors to restructure the convertible notes, so we can raise growth capital to reignite HIVE operations or acquiring new businesses.

We had total liabilities of $4,856,252 as of March 31, 2017, including current liabilities of $380,591 of accounts payable, $808,715 of accrued expenses, $898,673 of convertible notes payable, $15,000 of related party notes payable, $300,000 of related party convertible notes payable, $2,171,655 of derivative liabilities, and $281,618 of settlement liability. We had total liabilities of $5,100,604 as of September 30, 2016, including current liabilities of $473,654 of accounts payable, $555,994 of accrued expenses, $537,291 of convertible notes payable, $15,000 of related party notes payable, $300,000 of related party convertible notes payable, $2,755,544 of derivative liabilities, $422,000 of settlement liability, and long-term liabilities of $41,121 of convertible notes payable.

We had a total stockholders’ deficit of $4,737,601 and an accumulated deficit of $35,347,704 as of March 31, 2017.

We used $160,351 of cash in operating activities during the six months ended March 31, 2017, which was attributable to our net loss of $323,036, which was offset by $148,347 gain on change in derivative liabilities, $127,775 of accretion of debt discounts, and $183,257 of net cash provided by the change in operating assets and liabilities. We used $365,318 of cash in operating activities during the six months ended March 31, 2016, which was attributable to our net loss of $4,890,587, which was offset by $76,533 of depreciation, $1,486,424 loss on change in derivative liabilities, $1,272,481 of accretion of debt discounts, $36,000 of stock-based compensation, $31,689 of common stock issued for services, $1,058,496 of excess fair value of embedded conversion features, and $372,816 of net cash used by the change in operating assets and liabilities.

There were no investing activities during the six months ended March 31, 2017. Investing activities used $42,475 during the six months ended March 31, 2016 consisting of capital expenditures.

We had $263,500 of net cash provided by financing activities during the six months ended March 31, 2017 consisting of $263,500 from additional proceeds towards its GHS Investments convertible notes payable. We had $186,000 of net cash provided by financing activities during six months ended March 31, 2016 consisting of $90,000 of net proceeds from common stock to be issued and $96,000 of net proceeds from issuance of convertible notes payable.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2017, we have a material weakness with regards to our disclosure controls and procedures not designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Vape Holdings, Inc.
Registrant

Dated: May 25, 2018	/s/ Benjamin Beaulieu
Benjamin Beaulieu
Chief Executive Officer
(Principal Executive Officer)

Dated: May 25, 2018	/s/ Allan Viernes
Allan Viernes
Chief Financial Officer
(Principal Financial and Accounting Officer)

