Form 10-Q
period 2017-06-30
Vape Holdings, Inc.
filed 2018-06-22
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Number of shares of Common Stock outstanding at June 21, 2018:

Common Stock, par value $0.00001 per share	1,000,000,000
(Class)	(Number of Shares)

VAPE HOLDINGS INC.

FORM 10-Q

June 30, 2017

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

VAPE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash	$13,125	$-
Accounts receivable, net	2,010	2,010
Inventory	-	18,254
Other current assets	14,836	8,219
Total current assets	29,971	28,483

TOTAL ASSETS	$29,971	$28,483

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$397,660	$473,654
Accrued expenses	949,391	555,994
Related party convertible notes payable	200,000	300,000
Convertible notes payable, net of unamortized discount of $105,000 and $119,680, respectively	906,431	537,291
Related party notes payable	15,000	15,000
Settlement liability	281,618	422,000
Derivative liabilities	1,716,439	2,755,544
Total current liabilities	4,466,539	5,059,483

Long term liabilities:
Convertible notes payable, long-term, net of unamortized discount of $0 and $0, respectively	-	41,121
Total liabilities	4,466,539	5,100,604

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value - 100,000,000 authorized; 500,000 outstanding at March 31, 2017 and September 30, 2016	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000 shares; 666,027,781 issued at June 30, 2017, 666,587,156 outstanding at June 30, 2017 and 588,837,978 issued at September 30, 2016, 588,397,353 outstanding at September 30, 2016	6,665	5,883
Additional paid-in capital	31,038,705	30,319,265
Treasury stock, 1,025,625 shares at June 30, 2017 and September 30, 2016	(372,601)	(372,601)
Accumulated deficit	(35,109,337)	(35,024,668)
Total stockholders’ deficit	(4,436,568)	(5,072,121)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,971	$28,483

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Revenue	$24,291	$156,514	$109,051	$890,742

Cost of revenue	9,513	385,705	83,308	1,040,420

Gross profit (loss)	14,778	(229,191)	25,743	(149,678)

Operating expenses:
Sales and marketing [A]	22,617	84,246	85,805	342,618
Research and development	-	950	-	47,648
General and administrative [B]	218,663	280,470	486,169	841,319
Total operating expenses	241,280	365,666	571,974	1,231,585

Operating loss	(226,502)	(594,857)	(546,231)	(1,381,263)

Other income (expense):
Interest expense	(69,175)	(337,707)	(211,274)	(1,887,152)
Interest expense - related party	(3,506)	(4,776)	(13,061)	(13,792)
Change in derivative liabilities	537,550	3,099,805	685,897	554,885
Total other income (expense), net	464,869	2,757,322	461,562	(1,346,059)

Income (loss) before provision for income taxes	238,367	2,162,465	(84,669)	(2,727,322)

Provision for income taxes	-	-	-	800

Net income (loss)	$238,367	$2,162,465	$(84,669)	$(2,728,122)

Net loss available to common shareholders:
Income (loss) per common share - basic	$0.00	$0.01	$(0.00)	$(0.01)
Income (loss) per common share - diluted	$0.00	$0.00	$(0.00)	$(0.01)

Weighted average shares - basic	635,028,015	215,717,808	631,046,743	220,677,405
Weighted average shares - diluted	993,499,503	1,097,384,088	631,046,743	220,677,405

[A]	Stock-based compensation was $0 and $0, and $0 and $34,800 for the three and nine months ended June 30, 2017 and 2016, respectively.
[B]	Stock-based compensation was $0 and $0, and $0 and $128,597 for the three and nine months ended June 30, 2017 and 2016, respectively.

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:		(Restated)
Net loss	$(84,669)	$(2,728,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	106,967
Accretion of debt discounts	180,533	1,696,706
Fair value in excess of stock issued for conversion of notes payable and accrued interest	-	-
Gain on change in derivative liabilities	(685,897)	(586,287)
Forbearance and assignment settlements	-	190,718
Common stock issued for services	-	31,689
Stock-based compensation	-	131,708
Changes in operating assets and liabilities:
Accounts receivable	-	57,999
Inventory	18,254	220,210
Other assets	(6,617)	27,214
Accounts payable	75,006	220,152
Accrued expenses	253,015	128,903
Net cash used in operating activities	(250,375)	(502,143)

Cash flows from investing activities:
Capital expenditures	-	(43,101)
Net cash used in investing activities	-	(43,101)

Cash flows from financing activities:
Net proceeds from issuances of common stock	-	-
Net proceeds from issuance of convertible notes payable	263,500	312,150
Net proceeds from issuances of related party convertible notes payable	-	50,000
Repayments on convertible notes payable	-	(85,400)
Net cash provided by financing activities	263,500	276,750

Net change in cash	13,125	(268,494)
Cash, beginning of period	-	273,904
Cash, end of period	$13,125	$5,410

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$800

Non-cash investing and financing activities:
Conversion of notes payable, accrued interest, and derivatives	$569,222	$3,707,140
Issuance of common stock for settlement liability	$151,000	$-

See notes to unaudited consolidated financial statements.

VAPE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

HIVE CERAMICS

HIVE Ceramics (“HIVE”) was the premier brand under the VAPE umbrella. HIVE outsource manufactures and distributes a proprietarily blended ceramic vaporization element for torched, electronic and portable vaporizers with countless design and product crossover capabilities in existing and emerging markets. HIVE is dedicated to bringing the healthiest and cleanest vaporization experience possible to the market.

HIVE Ceramics saw a significant decrease in sales due to competition in the market and restricted operations. While sales channels are still open, without an infusion, the revenues are not large enough to support HIVE Ceramics outside of its existing product line.

NOTE 2.	ACCOUNTING POLICIES AND BASIS OF PRESENTATION

GOING CONCERN

VAPE’s consolidated financial statements reflect a net loss of $84,669 during the nine months ended June 30, 2017. As of June 30, 2017, we had cash of $13,125, a working capital deficit of $4,436,568, and an accumulated deficit of $35,109,337. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for the new operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding. VAPE’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern. See Note 8 for subsequent events regarding financing activities.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017 and September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued liabilities, and notes payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at June 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$13,125	$-	$-	$13,125
Total assets measured at fair value	$13,125	$-	$-	$13,125

Liabilities
Derivative instruments	$-	$1,716,439	$-	$1,716,439
Total liabilities measured at fair value	$-	$1,716,439	$-	$1,716,439

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$-	$-	$-	$-
Total assets measured at fair value	$-	$-	$-	$-

Liabilities
Derivative instruments	$-	$2,755,544	$-	$2,755,544
Total liabilities measured at fair value	$-	$2,755,544	$-	$2,755,544

EARNINGS (LOSS) PER COMMON SHARE

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2017	2016
Weighted average common shares outstanding used in calculating basic earnings per share	635,028,015	215,717,808
Effect of preferred stock	500,000	500,000
Effect of convertible notes payable	357,971,489	881,166,280
Weighted average common and common equivalent shares used in calculating diluted earnings per share	993,499,503	1,097,384,088

Net income as reported	$238,367	$2,162,465
Add - interest on convertible notes payable	69,175	337,707
Net income available to common stockholders	$307,542	$2,500,171

The following is a summary of outstanding securities that would have been included in the calculation of diluted shares outstanding since the exercise prices did not exceed the average market value of the Company’s common stock had the Company generated net income for the nine months ended June 30, 2017 and 2016:

	For the Nine Months Ended	For the Nine Months Ended
	June 30,	June 30,
	2017	2016
Series A Preferred stock	500,000	500,000
Common stock warrants	-	1,184,726
Convertible notes	357,971,489	631,560,394
	358,471,489	633,245,120

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

AMENDMENT

We have amended the previous three and nine months ended June 30, 2016 in this Form 10-Q to correctly account for the following non-cash transactions:

In August 2015, the Company entered into convertible notes without conversion floors resulting in an unlimited potential of shares to be issued. Accordingly, we adjusted the consolidated financial statements to recognize the embedded conversion feature of the instruments.

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

The following was the effect on the previously reported consolidated financial statements.

	As Previously Reported		As Restated
	June 30, 2016	Change	June 30, 2016
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Total current liabilities	$2,032,366	$414,726	$2,447,092
Total liabilities	$2,366,199	$224,309	$2,590,508

Total stockholders’ deficit	$(2,116,505)	$(224,309)	$(2,340,814)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$249,694	$-	$249,694

	As Previously Reported Three Months Ended June 30, 2016	Change	As Restated Three Months Ended June 30, 2016
Interest expense	$(408,419)	$70,712	$(337,707)
Gain from the effects of derivative liabilities	$2,579,283	$657,049	$3,236,332
Net income	$1,434,703	$727,762	$2,162,465

Net loss available to common shareholders
Income per common share - basic	$0.01		$0.01
Income per common share - diluted	$0.00		$0.00

	As Previously Reported Nine Months Ended June 30, 2016	Change	As Restated Nine Months Ended June 30, 2016
Interest expense	$(1,727,304)	$(159,848)	$(1,887,152)
Gain from the effects of derivative liabilities	$452,425	$1,297,483	$1,749,908
Net loss	$(3,865,758)	$1,137,636	$(2,728,122)

Net loss available to common shareholders
Loss per common share - basic	$(0.02)		$(0.01)
Loss per common share - diluted	$(0.02)		$(0.01)

NOTE 3.	ACCRUED EXPENSES

The following is a summary of accrued expenses as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Accrued interest	$203,513	$183,390
Accrued interest - related party	56,223	43,162
Accrued wages and taxes	685,087	324,086
Other	4,568	5,356
	$949,391	$555,994

As of June 30, 2017, $25,000 for Kyle Tracey, $16,667 for Joe Andreae, $73,742 for Mike Cook, $168,881 for Allan Viernes, $170,548 for Benjamin Beaulieu, $66,333 for Alex Viernes and $65,000 for Justin Braune are recorded in accrued wages.

NOTE 4.	CONVERTIBLE NOTES PAYABLE

At June 30, 2017, convertible notes payable consisted of the following:

Counterparty	Principal Amount	Unamortized Discount	Carrying Value	Accrued Interest	Derivative Liability	Interest Expense
GHS Investments	$457,265	$-	$457,265	$142,854	$975,134	$122,227
Adar Bays	187,500	-	187,500	36,417	190,926	11,375
JMJ Financial	171,666	-	171,666	23,174	224,802	16,605
Odyssey Research	90,000	-	90,000	-	146,241	15,000
Illiad Research and Trading	105,000	105,000	-	1,068	179,336	46,067
	$1,011,431	$105,000	$906,431	$203,513	$1,716,439	$211,274

At September 30, 2016, convertible notes payable consisted of the following:

Counterparty	Principal Amount	Unamortized Discount	Carrying Value	Accrued Interest	Derivative Liability	Interest Expense
GHS Investments	$248,926	$88,075	$160,852	$124,872	$1,255,774	$1,323,000
Adar Bays	187,500	-	187,500	25,042	610,117	153,174
JMJ Financial	171,666	16,605	155,060	23,174	578,288	211,790
Union	-	-	-	-	-	90,909
LG Capital	-	-	-	-	-	91,017
Oddyssey Research	90,000	15,000	75,000	-	311,365	75,341
	$698,092	$119,680	$578,412	$173,088	$2,755,544	$1,945,231

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

Securities Purchase Agreement with GHS Investments, LLC

On October 28, 2016, the Company closed a Securities Purchase Agreement (the “GHS Purchase Agreement”) with GHS. Pursuant to the GHS Purchase Agreement, GHS agreed to purchase and the Company agreed to sell up to $1,105,000 of convertible securities, in the form of a Convertible Promissory Note (the “GHS Note”), at an interest rate of ten percent (10%) per annum. The GHS Note is also attached as Exhibit 10.6 to the 12/27/16 Form 8K and is incorporated herein by this reference. The GHS Note included a ten percent (10%) original issuance discount (i.e., $100,000) and a $5,000 initial transaction fee, as defined in the GHS Purchase Agreement. Upon the closing of the GHS Purchase Agreement, GHS funded $40,000 to the Company (the “Initial Tranche”). Within 15 days of certain conditions being met, an additional $40,000 shall be disbursed by GHS to the Company, in its sole discretion (“Second Tranche”). Within 30 days from the Second Tranche’s issuance, so long as there are no defaults under the GHS Note, GHS in its discretion may fund an additional $50,000 to the Company every 30 days (“Subsequent Tranches”) until $1,000,000 has been funded to the Company. During the three and nine months ended June 30, 2017, GHS provided other tranches of $0 and $263,500.

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

During the three and nine months ended June 30, 2017, GHS converted $0 and $70,795 of principal and accrued interest into 36,398,894 shares of common stock.

The following weighted average variables were used in the Black Scholes model for the derivative liabilities as of June 30, 2017 and September 30, 2016:

Balance Sheet Date	Stock Price at Valuation Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
June 30, 2017	$0.003	-%	$0.002	1.26%	216%	0.8
September 30, 2016	$0.004	-%	$0.001	0.45%	298%	0.5

NOTE 5.	RELATED PARTY DEBT

Related Party Note Payable

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013. This payable was converted into a note payable on December 7, 2013. The note payable bears interest of 6% per annum with a maturity date of December 1, 2016. As of June 30, 2017, there is $3,243 in accrued interest expense related to this note and the Company recorded $228 and $683 in interest expense related to this note during the three and nine months ended June 30, 2017, respectively.

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

On May 24, 2017, Illiad Research and Trading purchased $100,000 of the Series B convertible note payable for $125,000 with the reserve to convert into common stock at 58% of the lowest trading price of the previous thirteen (13) days. During the three and nine months ended June 30, 2017, $20,000 of the note and accrued interest were converted into 9,090,909 shares of common stock. See Note 4 for the principal, accrued interest, and interest expense related to the convertible note payable.

During the three and nine months ended June 30, 2017, the Company recorded $3,533 and $12,633, respectively, of interest expense related to the Series B Notes. As of June 30, 2017, $200,000 of the Series B Notes along with $53,235 of accrued interest are outstanding. The Board of Directors authorized the designation of the Series B Preferred Stock pursuant to the authority of the Certificate of Incorporation, which confers said authority on the Board, and the issuance of the Series B Notes pursuant to a unanimous written consent of the Board dated December 10, 2015. The value ascribed to the Series B Notes were based on the fixed conversion price of the instruments into common stock and such no beneficial conversion feature was recorded.

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

HIVE

On April 28, 2018, the Company received a Notice of Default from Hive Ceramics and Kyle Tracey (the “Notice”) with respect to the Company’s breach of the Settlement Agreement and Release, dated as of April 28, 2017. The breaches consist of failure to pay $234,000 owed under the Tracey Note and failure to pay the $7,000 monthly payment obligations set forth in the Settlement Agreement, and $216,222 owed for failure to repay the Hive Note. The Company has not been able to resolve the defaults set forth in the Notice and Hive/Tracey have been informed the Company will hand over possession of the Hive Assets when arrangements can be made. Concurrently, the Company has proposed to enter into a Sales Representative Agreement whereby the Company may continue to sell Hive products for a period of 12 months on a non-exclusive basis in exchange for a commission on net sales. The HIVE/Tracey Settlement Agreement and Release documents are qualified in their entirety by reference to the full text of the agreements, copies of which were filed on Company’s Current Report on Form 8-K May 3, 2017 as Exhibit 10.1.

Justin Braune

On April 4, 2018, Braune filed an Ex Parte Application for an Order to Enter Judgement Against the Company for breach of the Settlement Agreement for failure to pay under the terms of the Settlement Agreement, which the Court granted in favor of Braune. The Ex Parte Application was denied.

On May 23, 2018, Braune brought a different Ex Parte Application for Appointment of a Receiver. The hearing was held on May 23, 2018, during which the Company submitted papers opposing the appointment, and which ultimately resulted in the Court denying Braune’s application. The Ex Parte Application was denied.

Common Stock Issued for Conversion of Debt

Subsequent to June 30, 2017, the Company issued 332,972,219 shares of common stock for conversion of $468,208 of notes payable and accrued interest. As of the date of this filing the Company has 1,000,000,000 shares of common stock outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide information about VAPE’s financial condition and results of operations for the three and nine months ended June 30, 2017 and 2016. This information should be read in conjunction with VAPE’s audited consolidated financial statements for the year ended September 30, 2016 and 2015. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes, or business conditions will not differ materially from those projected or suggested in such forward-looking statements.

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

For the Three Months Ended June 30, 2017 and 2016

Net Income. For the three months ended June 30, 2017 and 2016, net income was $238,367 and $2,162,465, net of the gain on change in derivative liabilities of $537,550 and $3,099,805, respectively.

Revenue.  For the three months ended June 30, 2017 and 2016, revenue was $24,291 and $156,514, respectively. Revenue decreased in 2017 due to a decrease in new product releases of HIVE Ceramics and a decline in our ability to generate revenues due to lack of liquidity.

Cost of Revenue. For the three months ended June 30, 2017 and 2016, cost of revenue was $9,513 and $385,705, respectively. In 2017, cost of revenue included approximately $3,000 of freight, $2,000 of quality assurance, and $3,000 of royalties. In 2016, cost of revenue included approximately $64,000 of ceramic products costs, $30,000 of depreciation, $8,000 of freight, $17,000 of quality assurance, $9,000 of occupancy and warehouse costs, and $13,000 of royalties.

Gross Profit (Loss). For the three months ended June 30, 2017 and 2016, gross profit (loss) was $14,778 or 61% and ($229,191) or (146%), respectively. Gross profit increased due to no further write-offs of inventory and obsolescence of ceramics.

Sales and Marketing.  For the three months ended June 30, 2017 and 2016, sales and marketing expenses were $22,617 and $84,246, respectively. In 2017, sales and marketing expenses included approximately $19,000 of outside sales expense and $1,000 of investor relations. In 2016, sales and marketing expenses included approximately $16,000 of general advertising, $24,000 of outside sales expense, $12,000 off investor relations, and $12,000 of payroll expenses.

Research and Development. For the three months ended June 30, 2017 and 2016, there was $0 and $950 in research and development expenses, respectively.

General and Administrative. For the three months ended June 30, 2017 and 2016, general and administrative expenses were $218,663 and $280,470, respectively. In 2017, general and administrative expenses included approximately $7,000 of insurance expense, $4,000 of office expense, and $153,000 of payroll expenses. In 2016, general and administrative expenses included approximately $12,000 of insurance expense, $9,000 of office expense, $143,000 of payroll expenses, $31,000 of accounting fees, and $46,000 of legal fees.

Interest Expense. For the three months ended June 30, 2017 and 2016, interest expense was $69,175 and $337,707, respectively. There were significant increase in conversions into common stock in 2016 versus 2017, which resulted in full accretion of discounts to interest expense upon conversion.

Interest Expense - related party. For the three months ended June 30, 2017 and 2016, related party interest expense was $3,506 and $4,776, respectively.

Change in Derivative Liabilities. For the three months ended June 30, 2017 and 2016, the gain on change in derivative liabilities was $537,550 and $3,099,805, respectively due to the fluctuation in the stock price versus the lowest traded prices during a period of time prior to notice of conversion.

For the Nine Months Ended June 30, 2017 and 2016

Net Loss. For the nine months ended June 30, 2017 and 2016, net loss was $84,669 and $2,728,122, net of the gain on change in derivative liabilities of $685,897 and $554,885, respectively.

Revenue.  For the nine months ended June 30, 2017 and 2016, revenue was $109,051 and $890,742, respectively. Revenue decreased in 2017 due to a decrease in new product releases of HIVE Ceramics and a decline in our ability to generate revenues due to lack of liquidity.

Cost of Revenue. For the nine months ended June 30, 2017 and 2016, cost of revenue was $83,308 and $1,040,420, respectively. In 2017, cost of revenue included approximately $5,000 of ceramic products costs, $10,000 of freight, $15,000 of quality assurance, $16,000 of royalties, and $26,000 of obsolescence reserve. In 2016, cost of revenue included approximately $322,000 of ceramic products costs, $107,000 of depreciation, $36,000 of freight, $31,000 of quality assurance, $38,000 of occupancy and warehouse costs, and $91,000 of royalties.

Gross Profit (Loss). For the nine months ended June 30, 2017 and 2016, gross profit was $25,743 or 24% and ($149,678) or (17%), respectively. Gross profit increased due to no further write-offs of inventory and obsolescence of ceramics.

Sales and Marketing.  For the nine months ended June 30, 2017 and 2016, sales and marketing expenses were $85,805 and $342,618, respectively. In 2017, sales and marketing expenses included approximately $54,000 of outside sales expense and $26,000 of investor relations. In 2016, sales and marketing expenses included approximately $29,000 of general advertising, $43,000 of outside sales expense, $35,000 of stock compensation, and $90,000 of payroll expenses.

Research and Development. For the nine months ended June 30, 2017 and 2016, were $0 and $47,648, respectively. In 2016, research and development included approximately $20,000 of payroll expenses, $13,000 of benefits, and $7,000 of travel.

General and Administrative. For the nine months ended June 30, 2017 and 2016, general and administrative expenses were $486,169 and $841,319, respectively. In 2017, general and administrative expenses included approximately $24,000 of insurance expense, $15,000 of office expense, $37,000 of accounting fees, and $438,000 of payroll expenses. In 2016, general and administrative expenses included approximately $35,000 of insurance expense, $31,000 of office expense, $366,000 of payroll expenses, $35,000 of stock compensation, $80,000 of accounting fees, and $131,000 of legal fees.

Interest Expense. For the nine months ended June 30, 2017 and 2016, interest expense was $211,274 and $1,887,152, respectively. There were significant increase in conversions into common stock in 2016 versus 2017, which resulted in full accretion of discounts to interest expense upon conversion.

Interest Expense - related party. For the nine months ended June 30, 2017 and 2016, related party interest expense was $13,061 and $13,792, respectively.

Change in Derivative Liabilities. For the nine months ended June 30, 2017 and 2016, the gain on change in derivative liabilities was $685,897 and $554,885, respectively due to the fluctuation in the stock price versus the lowest traded prices during a period of time prior to notice of conversion.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $13,125 and a working capital deficit of $4,436,568 as compared to cash of $0 and a working capital deficit of $5,031,000 as of September 30, 2016. We believe our current liquidity and securities purchase commitments are not sufficient and the Company requires immediate capital to assume any sort of normal operations, let alone new business initiatives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to raise additional capital to funds immediate operating needs, and ultimately, work the Company’s creditors to restructure the convertible notes, so we can raise growth capital to acquire new businesses.

We had total liabilities of $4,466,539 as of June 30, 2017, including current liabilities of $397,660 of accounts payable, $949,391 of accrued expenses, $906,431 of convertible notes payable, $15,000 of related party notes payable, $200,000 of related party convertible notes payable, $1,716,439 of derivative liabilities, and $281,618 of settlement liability. We had total liabilities of $5,100,604 as of September 30, 2016, including current liabilities of $473,654 of accounts payable, $555,994 of accrued expenses, $537,291 of convertible notes payable, $15,000 of related party notes payable, $300,000 of related party convertible notes payable, $2,755,544 of derivative liabilities, $422,000 of settlement liability, and long-term liabilities of $41,121 of convertible notes payable.

We had a total stockholders’ deficit of $4,436,568 and an accumulated deficit of $35,109,337 as of June 30, 2017.

We used $250,375 of cash in operating activities during the nine months ended June 30, 2017, which was attributable to our net loss of $84,669, which was offset by a $685,897 gain on change in derivative liabilities, $180,533 of accretion of debt discounts, and $339,658 of net cash provided by the change in operating assets and liabilities. We used $502,143 of cash in operating activities during the nine months ended June 30, 2016, which was attributable to our net loss of $2,728,122, which was offset by $106,967 of depreciation, $586,287 gain on change in derivative liabilities, $1,696,706 of accretion of debt discounts, $131,708 of stock-based compensation, $31,689 of common stock issued for services, and $654,478 of net cash used by the change in operating assets and liabilities.

There were no investing activities during the nine months ended June 30, 2017. Investing activities used $43,101 during the nine months ended June 30, 2016 consisting of capital expenditures.

We had $263,500 of net cash provided by financing activities during the nine months ended June 30, 2017 consisting of $263,500 from additional proceeds towards its GHS Investments convertible notes payable. We had $276,750 of net cash provided by financing activities during the nine months ended June 30, 2016 consisting of $312,150 of net proceeds from issuance of convertible notes payable, $50,000 of net proceeds from issuance of related party convertible notes payable, and $85,400 of repayments on convertible notes payable.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2017, we have a material weakness with regards to our disclosure controls and procedures not designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of VAPE’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2017.

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

Vape Holdings, Inc.
Registrant

Dated: June 21, 2018	/s/ Benjamin Beaulieu
Benjamin Beaulieu
Chief Executive Officer
(Principal Executive Officer)

Dated: June 21, 2018	/s/ Allan Viernes
Allan Viernes
Chief Financial Officer
(Principal Financial and Accounting Officer)