Form 10-K
period 2017-09-30
Vape Holdings, Inc.
filed 2018-11-15
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission File Number 000-55328

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,500,000, based upon the price ($0.0025) at which the common stock was last sold as of November 15, 2018 multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

At November 15, 2018, there were 1,000,000,000 shares of the Registrant’s common stock outstanding.

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

i

VAPE HOLDINGS INC.

ii

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

On March 27, 2014, the Company formally closed its asset purchase of the HIVE Ceramics LLC (“HIVE”) vaporization product an related intellectual property and has begun distributing the HIVE products through various wholesale distribution channels.  HIVE had been in development of a ceramic product for use in the vaporization market.  The development for one product line was completed in 2014.  No sales of this product line were made prior to Vape’s acquisition of the HIVE ceramic product line on March 27, 2014.  We determined that HIVE’s assets acquired were not deemed a business prior to being acquired by the Company under Rule 11-01(d) of Regulation S-X since there were no significant revenue activities, physical assets, employees or customers. In May 2018 HIVE was handed over to Kyle Tracey.

Overview

General

Vape Holdings, Inc. (“VAPE,” the “Company,” “we,” “us,” “our,” “our company”) is a holding company with its primary focus was in the manufacturing and distribution of healthy and sustainable vaporization products. The Company designed, markets and distributes ceramic vaporization products under a unique brand. The Company had introduced a nonporous, non-corrosive, chemically inert medical-grade ceramic vaporization element as a healthy, sustainable alternative to traditional titanium and quartz vaporization materials, as well as lower-grade ceramic found in traditional electronic cigarettes and vaporizers. This material can be used for a wide range of applications, including stand-alone vaporization products and “E-cigs.” Electronic cigarettes come in a variety of designs ranging from those that look vastly like traditional cigarettes, to larger vaporizer units which are capable of vaporizing liquid with varying viscosity. The process of vaporization is believed to eliminate the smoke, tar, ash, and other byproducts of traditional smoking by utilizing lower temperatures in a controlled electronic environment.

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

On April 28, 2018, the Company received a Notice of Default from Hive Ceramics and Kyle Tracey (the “Notice”) with respect to the Company’s breach of the Settlement Agreement and Release, dated as of April 28, 2017. The breaches consist of failure to pay $234,000 owed under the Tracey Note and failure to pay the $7,000 monthly payment obligations set forth in the Settlement Agreement, and $216,222 owed for failure to repay the Hive Note. The Company has not been able to resolve the defaults set forth in the Notice and Hive/Tracey have been informed the Company handed over possession of the Hive Assets in May 2018. Concurrently, the Company has proposed to enter into a Sales Representative Agreement whereby the Company may continue to sell Hive products for a period of 12 months on a non-exclusive basis in exchange for a commission on net sales currently to no avail. The HIVE/Tracey Settlement Agreement and Release documents are qualified in their entirety by reference to the full text of the agreements, copies of which were filed on Company’s Current Report on Form 8-K May 3, 2017 as Exhibit 10.1.

REVIVAL PRODUCTS

On December 28, 2015, the Company created a new wholly-owned subsidiary, Revival Products, LLC (“Revival”), which is in the business of portable vaporization devices. Revival will sell disposable cartridges that complement HIVE Ceramic’s product lines utilizing its sales and distribution channels and via its own designated e-commerce site at www.revivalvapes.com. Revival launched three signature products, The Calloway, The Cleo, and The Charleston in January 2016. The Company ceased the Revival product line upon Justin Braun’s resignation in June 2016

BETTERCHEM

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2017, the Company has no property.

Item 3. Legal Proceedings

Union Capital, LLC, v. Vape Holdings, Inc. On February 22, 2016, a convertible promissory note holder, Union Capital, LLC (“Union”), filed suit against the Company in the United States District Court for the Southern District of New York claiming breach of contract and conversion and seeking specific performance, permanent injunction, and damages arising from the Company’s rejection of certain conversion notices submitted by Union. On February 24, 2016, the Court denied Union’s request for a TRO holding that Union failed to meet its burden of establishing irreparable harm and ordered the Company to show cause why a preliminary injunction should not be granted. The Court denied Union’s motion for a preliminary injunction. On March 31, 2017, the court ruled on the Company’s motion to dismiss and on Union’s motion for summary judgment. The court granted the Company’s motion to dismiss as it related to Union’s conversion claim but denied the Company’s motion to dismiss Union’s breach of contract claim. The court granted Union’s Motion for Summary Judgment as to the Company’s liability for breach of contract but denied Union’s motion in all other respects, including Union’s request for an award of damages, and struck down portions of Union’s note as penalty provisions. The Company and Union settled this matter in July 2017 without further court proceedings for $170,000.

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

On or about December 1, 2016, upon LG’s request, the court entered judgment in the amount of $151,000. On or about December 10, 2016, the Company learned that LG had placed a judgment lien on the Company’s operating account. The effect of the lien was that the Company’s operating account was frozen for an amount twice the judgment, or approximately $300,000. In or around December of 2016 and continuing into early January 2017, GHS Investments, LLC, a Nevada limited liability company (“GHS”) and LG Capital negotiated a transaction whereby GHS purchased the rights to the LG Capital Convertible Promissory Note and/or the right to collect on the LG Capital judgment. On or about January 10, 2017, GHS and the Company entered into a Convertible Promissory Note in the amount of $161,000 (the “GHS Convertible Note”) which represented that amount paid by GHS to LG Capital. The GHS Convertible Note carried a 10% interest rate, was due on October 15, 2017 and is convertible into common stock of the Company at a 45% discount off the lowest trading price for the Company’s common stock during the 20 trading days immediately preceding the conversion date.

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

Also, on December 10, 2015, the Company entered into an Amended and Restated Secured Series B Preferred Stock Convertible Promissory Note in the principal amount of $250,000 (“Amended Note”) with the Holder. The Amended Note amended, restated, modified and superseded that $250,000 Promissory Note, dated March 27, 2014, entered into by and between the Company and Holder, which note had a principal of $250,000 and a maturity date of February 27, 2016. The Amended Note carried an interest rate of 8.0%. The Amended Note was due and payable by the Company on December 10, 2016 (the “Maturity Date”). The Amended Note was convertible into shares of the Company’s Series B Preferred Stock at the option of Holder. The indebtedness represented by the Amended Note was secured by all the Company’s assets. The Amended Note is attached as Exhibit 10.8 to the 12/27/16 Form 8-K and incorporated herein by this reference.

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

Subsequent to the year ended September 30, 2017, on April 28, 2018, subsequent to the period covered by this filing, the Company received a Notice of Default from Hive Ceramics and Kyle Tracey (the “Notice”) with respect to the Company’s breach of the Settlement Agreement and Release, dated as of April 28, 2017. The breaches consist of failure to pay $234,000 owed under the Tracey Note and failure to pay the $7,000 monthly payment obligations set forth in the Settlement Agreement, and $216,222 owed for failure to repay the Hive Note. The Company has not been able to resolve the defaults set forth in the Notice and Hive/Tracey have been informed the Company will hand over possession of the Hive Assets when arrangements can be made. Concurrently, the Company has proposed to enter into a Sales Representative Agreement whereby the Company may continue to sell Hive products for a period of 12 months on a non-exclusive basis in exchange for a commission on net sales. The HIVE/Tracey Settlement Agreement and Release documents are qualified in their entirety by reference to the full text of the agreements, copies of which were filed on Company’s Current Report on Form 8-K May 3, 2017 as Exhibit 10.1.

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

Subsequent to the year ended September 30, 2017, on April 4, 2018, Braune filed an Ex Parte Application for an Order to Enter Judgement Against the Company for breach of the Settlement Agreement for failure to pay under the terms of the Settlement Agreement, which the Court granted in favor of Braune. The Ex Parte Application was denied. On May 23, 2018, Braune brought a different Ex Parte Application for Appointment of a Receiver. The hearing was held on May 23, 2018, during which the Company submitted papers opposing the appointment, and which ultimately resulted in the Court denying Braune’s application. The Ex Parte Application was denied. There is a motion to appoint receiver scheduled for November 13, 2018.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock was qualified for quotation on the OTCQB under the trading symbol “VAPE” on January 8, 2014. Our common stock is currently quoted on OTCQB. The closing price of our common stock on September 30, 2017 was $0.002 per share. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the OTCQB. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

From the Year Ended September 30, 2017	High	Low
First Quarter	$0.032	$0.004
Second Quarter	$0.020	$0.006
Third Quarter	$0.008	$0.003
Fourth Quarter	$0.006	$0.002

From the Year Ended September 30, 2016	High	Low
First Quarter	$0.069	$0.004
Second Quarter	$0.017	$0.002
Third Quarter	$0.011	$0.002
Fourth Quarter	$0.004	$0.001

The OTCQB is generally considered to be a less active and less efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.

Holders

As of September 30, 2017, the approximate number of registered holders of our common stock was 71. As of September 30, 2017, the number of outstanding shares of our common stock was 866,861,512; and there were no shares of common stock subject to outstanding warrants or stock options. As of the date of the filing there are 1,000,000,000 shares outstanding and approximately 74 holders of our shares of common stock.

Dividends

No dividends were declared on Vape’s common stock in the years ended September 30, 2017 and 2016, and it is anticipated that cash dividends will not be declared on Vape’s common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Details of Issuance of Shares of Our Common Stock in Connection with Investor Relation Services

None

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2017, there were no options issued and outstanding under the 2014 Plan and 2009 Plan as all options were forfeited and cancelled as of September 30, 2015. There have been no changes during the year ended September 30, 2017.

Recent Sales of Unregistered Securities

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

The investment from Typenex was scheduled to occur in a series of sixteen (16) tranches, represented each by a separate Secured Investor Promissory Note (the “Tranche Notes”) in varying amounts. The first Tranche Note of $40,000 was memorialized in Secured Promissory Note #1, the funding of which occurred on or immediately after the execution of the Typenex Agreement. Net proceeds of $235,500 were received during the year ended September 30, 2017 under the Typenex Agreement.

Each Tranche Note, or any part of it, is convertible into common stock of the Company. The Conversion Price is as described in the Typenex Agreement and is based on at least a 45% discount, and up to 55% discount based on events of default, to the lowest trading price during the prior 20-days of notice of intent to convert by the holder into the Company’s common stock.

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

Securities Purchase Agreement with GHS Investments, LLC

On October 28, 2016, the Company closed a Securities Purchase Agreement (the “GHS Purchase Agreement”) with GHS. Pursuant to the GHS Purchase Agreement, GHS agreed to purchase and the Company agreed to sell up to $1,105,000 of convertible securities, in the form of a Convertible Promissory Note (the “GHS Note”), at an interest rate of ten percent (10%) per annum. The GHS Note is also attached as Exhibit 10.6 to the 12/27/16 Form 8K and is incorporated herein by this reference. The GHS Note included a ten percent (10%) original issuance discount (i.e., $100,000) and a $5,000 initial transaction fee, as defined in the GHS Purchase Agreement. Upon the closing of the GHS Purchase Agreement, GHS funded $38,000, net, to the Company (the “Initial Tranche”). No other tranches were funded. There is no guarantee that GHS will fund the remainder of the Subsequent Tranches and in fact it is within GHS’s sole and absolute discretion whether it ultimately funds the Subsequent Tranches. Should GHS decide it won’t fund the Subsequent Tranches, the Company’s operating results will suffer and its ability to remain a going concern will be jeopardized.

The GHS Note is convertible into common stock of the Company. The Conversion Price is as described in the Typenex Agreement and is based on at least a 45% discount, and up to 55% discount based on events of default, to the lowest trading price during the prior 20-days of notice of intent to convert by the holder into the Company’s common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is intended to provide information about Vape’s financial condition and results of operations for the years ended September 30, 2017 and 2016. This information should be read in conjunction with Vape’s audited consolidated financial statements for the years ended September 30, 2017 and 2016, which begin on page F-2 of this report. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes, or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Some of the factors that may cause results to differ are described in the forward-looking statements cautionary language on page two of this report.

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

Subsequent to the year ended September 30, 2017, on April 28, 2018, the Company received a Notice of Default from Hive Ceramics and Kyle Tracey (the “Notice”) with respect to the Company’s breach of the Settlement Agreement and Release, dated as of April 28, 2017. The breaches consist of failure to pay $234,000 owed under the Tracey Note and failure to pay the $7,000 monthly payment obligations set forth in the Settlement Agreement, and $216,222 owed for failure to repay the Hive Note. The Company has not been able to resolve the defaults set forth in the Notice and Hive/Tracey have been informed the Company will hand over possession of the Hive Assets when arrangements can be made. Concurrently, the Company has proposed to enter into a Sales Representative Agreement whereby the Company may continue to sell Hive products for a period of 12 months on a non-exclusive basis in exchange for a commission on net sales. The HIVE/Tracey Settlement Agreement and Release documents are qualified in their entirety by reference to the full text of the agreements, copies of which were filed on Company’s Current Report on Form 8-K May 3, 2017 as Exhibit 10.1.

REVIVAL PRODUCTS

On December 28, 2015, the Company created a new wholly-owned subsidiary, Revival Products, LLC (“Revival”), which is in the business of portable vaporization devices. Revival will sell disposable cartridges that complement HIVE Ceramic’s product lines utilizing its sales and distribution channels and via its own designated e-commerce site at www.revivalvapes.com. The Company ceased the Revival product line upon Justin Braun’s resignation in June 2016

Critical Accounting Policies

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

CONVERTIBLE DEBT

Convertible debt is accounted for under the guidelines established by ASC 470-20 “Debt with Conversion and Other Options.” ASC 470-20 embedded conversion features be assessed under ASC 815 Derivative Instruments to the extent the embedded conversion features are not conventional. Many of the conversion features embedded in the Company’s notes are variable and are adjusted based on a discount to market prices which could cause an unlimited number of common stock to be issued.  In these cases, we record the embedded conversion feature as a derivate instrument, at fair value –see Derivative Instruments below. The embedded conversion features are recorded as discounts generally at the time of issuance. The discounts relating to the initial recording of the embedded conversion features are accreted over the term of the debt using the effective interest method.

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

REVENUE RECOGNITION

The Company recognizes revenues from product sales when (a) persuasive evidence that an agreement exists; (b) the products have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured.  Sales tax is charged on retail sales in the applicable district. We have historically estimated returns and have reduced revenues for such amounts, which have not been significant

INVENTORY

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

For the Years Ended September 30, 2017 and 2016

Net Loss. For the years ended September 30, 2017 and 2016, net loss was $1,326,760 and $6,093,948, respectively. We expect to continue suffering losses for the foreseeable future.

Revenue.  For the years ended September 30, 2017 and 2016, revenue was $128,696 and $890,514, respectively. Revenue decreased in 2017 due to a decrease in new product releases of HIVE Ceramics and a decline in our ability to generate revenues due to lack of liquidity.

Cost of Revenue. For the years ended September 30, 2017 and 2016, cost of revenue was $100,033 and $1,112,168, respectively. In 2017, cost of revenue included approximately $18,000 of ceramic products costs, $12,000 of freight, $15,000 of quality assurance, $16,000 of royalties, and $26,000 of obsolescence reserve. In 2016, cost of revenue included approximately $345,000 of ceramic products costs, $161,000 of depreciation, $233,000 of obsolescence reserve, $47,000 of vape pen costs, $43,000 of freight, $33,000 of quality assurance, $46,000 of occupancy and warehouse costs, and $98,000 of royalties.

Gross Profit (Loss). For the years ended September 30, 2017 and 2016, gross profit was $28,663 or 22% and ($221,654) or (25%), respectively. Gross profit increased due to no further write-offs of inventory and obsolescence of ceramics.

Sales and Marketing.  For the years ended September 30, 2017 and 2016, sales and marketing expenses were $88,202 and $375,807, respectively. In 2017, sales and marketing expenses included approximately $56,000 of outside sales expense and $26,000 of investor relations. In 2016, sales and marketing expenses included approximately $68,000 of general advertising, $81,000 of outside sales expense, $34,800 of stock compensation, and $104,000 of payroll expenses.

Research and Development. For the years ended September 30, 2017 and 2016, were $0 and $47,648, respectively. In 2016, research and development included approximately $20,000 of payroll expenses, $4,000 of product design prototypes, and $8,000 of travel.

General and Administrative. For the years ended September 30, 2017 and 2016, general and administrative expenses were $515,173 and $1,028,736, respectively. In 2017, general and administrative expenses included approximately $24,000 of insurance expense, $19,000 of office expense, $37,000 of accounting fees, and $504,000 of payroll expenses. In 2016, general and administrative expenses included approximately $45,000 of insurance expense, $46,000 of office expense, $463,000 of payroll expenses, $32,889 of stock compensation, $80,000 of accounting fees, and $210,000 of legal fees.

Interest Expense. For the years ended September 30, 2017 and 2016, interest expense was $549,860 and $1,945,231, respectively. There were significant increases in conversions into common stock in 2016 versus 2017, which resulted in full accretion of discounts to interest expense upon conversion.

Interest Expense - related party. For years ended September 30, 2017 and 2016, related party interest expense was $16,612 and $18,624, respectively.

Loss from Effects of Derivative Liabilities. For the years ended September 30, 2017 and 2016, the loss from effects of derivative liabilities was $185,576 and $2,507,067, respectively, due to the excess fair value of derivative discounts and fluctuations in the stock price versus the lowest traded prices during a period of time prior to notice of conversion.

Gain on Settlements. For years ended September 30, 2017 and 2016, the net gain on settlements was $0 and $175,769, respectively.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $5,360 and a working capital deficit of $3,812,094 as compared to cash of $0 and a working capital deficit of $5,031,000 as of September 30, 2016. We believe our current liquidity and securities purchase commitments are not sufficient and the Company requires immediate capital to assume any sort of normal operations, let alone new business initiatives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to raise additional capital to funds immediate operating needs, and ultimately, work the Company’s creditors to restructure the convertible notes, so we can raise growth capital to acquire new businesses. Our registered public accounting firm included an explanatory paragraph in their report regarding substantial doubt about the Company’s ability to continue as a going concern.

We had total liabilities of $3,820,751 as of September 30, 2017, including current liabilities of $397,999 of accounts payable, $1,060,023 of accrued expenses, $642,001 of convertible notes payable, net, $15,000 of related party notes payable, $200,000 of related party convertible notes payable, $1,405,728 of derivative liabilities, and $100,000 of settlement liability. We had total liabilities of $5,100,604 as of September 30, 2016, including current liabilities of $473,654 of accounts payable, $555,994 of accrued expenses, $537,291 of convertible notes payable, $15,000 of related party notes payable, $300,000 of related party convertible notes payable, $2,755,544 of derivative liabilities, $422,000 of settlement liability, and long-term liabilities of $41,121 of convertible notes payable. We must increase the authorized shares in order to convert out the remaining convertible notes and then reset the capital structure.

We used $268,140 of cash in operating activities during the year ended September 30, 2017, which was attributable to our net loss of $1,326,760, which was offset by a $185,576 loss from effects of derivative liabilities, $515,404 of accretion of debt discounts, and $357,640 of net cash provided by the change in operating assets and liabilities. We used $507,554 of cash in operating activities during the year ended September 30, 2016, which was attributable to our net loss of $6,093,948, which was offset by $123,150 impairment of intangibles, $161,427 of depreciation, $2,507,067 loss from effects of derivative liabilities, $175,769 gain on settlements, $1,752,743 of accretion of debt discounts, $67,689 of stock-based compensation, $223,798 of other, and $1,373,885 of net cash provided by the change in operating assets and liabilities.

There were no investing activities during the year ended September 30, 2017. Investing activities used $43,100 during the year ended September 30, 2016 consisting of capital expenditures.

We had $273,500 of net cash provided by financing activities during the year ended September 30, 2017 consisting of $273,500 from additional proceeds towards its Typenex and GHS Investments convertible notes payable. We had $276,750 of net cash provided by financing activities during the year ended September 30, 2016 consisting of $312,150 of net proceeds from issuance of convertible notes payable, $50,000 of net proceeds from issuance of related party convertible notes payable, and $85,400 of repayments on convertible notes payable.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2017, we have a material weakness with regards to our disclosure controls and procedures not designed at a reasonable assurance level and not are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We plan to engage a financial expert to assist the Company with procedures related to the treatment of convertible debt. We expect to resolve the material weakness during the year ending September 30, 2019.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of Vape’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2017.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our executive officers and directors as of September 30, 2017.   All directors serve for a term set to expire at the next annual meeting of stockholders of Vape or until their successors are elected and qualified. All officers are appointed by our board of directors and their terms of officer are, except to the extent governed by an employment contract, at the discretion of our board of directors.

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

Biographical Information

See Executive Officer Section below for biographical information for Mr. Viernes and Mr. Beaulieu.

Executive Officers

Benjamin Beaulieu, 30, Chief Executive Officer and Chairman

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

Meetings of the Board of Directors

The Board of Directors of Vape conducts business through meetings of the Board or by unanimous written consents of the Board. Such actions by written consent of all directors are, according to Delaware corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held. The Board of Directors for the fiscal year ended September 30, 2017 consisted of: Benjamin Beaulieu and Allan Viernes. None of Mr. Viernes or Mr. Beaulieu qualifies as an “independent director” pursuant to the rules and regulations of the Securities and Exchange Commission. During the fiscal year ended September 30, 2017, the Board held no formal meetings, and the Board acted by unanimous written consent on multiple occasions.

On May 17, 2013, the Company selected the accounting firm of dbbmckennon to act as the then PeopleString’s independent public accounting firm for the year ended December 31, 2012. dbbmckennon audited the financial statements of Vape for the years ended September 30, 2017 and 2016.

Board Leadership Structure and Role in Risk Oversight

During the year ended September 30, 2017, we did not separate the roles of Chief Executive Officer and Chairman of the Board because we believe that Benjamin Beaulieu adequately performs such roles. The benefits of Mr. Beaulieu’s leadership of the Board stem from his experience in managing small to medium sized businesses and his involvement in the legal cannabis industry, which provide a unique understanding of our culture and business. Also, serving as both the Chief Executive Officer and Chairman of the Board ensures that a constant flow of Company related information is available between the Board and our senior management. This flow of communication enables Mr. Beaulieu to identify issues, proposals, strategies and other considerations for future Board discussions and to assume the lead in many of the resulting discussions during Board meetings. Our Board has responsibility for the oversight of risk management. A fundamental part of risk management is not only understanding the risks we face and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of the Board in setting our business strategy is a key part of its assessment of risk management and the determination of what constitutes our appropriate level of risk. The Board regularly discusses with management our major risk exposures, their potential impact on us, and the steps taken to manage these risks. In addition, the Board may retain, on such terms as determined by the Board, in its sole discretion, independent legal, financial, and other consultants and advisors to advise and assist the Board in fulfilling its oversight responsibilities.

Code of Ethics

The executive officers of Vape are held to the highest standards of honest and ethical conduct when conducting the affairs of Vape. All such individuals must act ethically at all times in connection with services provided to the Company. We have adopted a formal, written corporate code of ethics that applies to our executive officers as of May 11, 2015.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to Vape for the years ended September 30, 2017 and 2016. The Named Executive Officers are (1) Allan Viernes, Chief Financial Officer, (2) Benjamin Beaulieu, Chief Operating Officer, and (3) former Chief Executive Officer, Justin Braune (the “Named Executive Officers”).

2017 and 2016 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Allan	2016	$91,975	$-	$-	$-	$-	$-	$-	$91,975
Viernes, Chief Financial Officer (2)	2017	$91,975	$-	$-	$-	$-	$-	$-	$91,975

Benjamin	2016	$91,975	$-	$-	$-	$-	$-	$-	$91,975
Beaulieu, Chief Executive Officer (3)	2017	$91,975	$-	$-	$-	$-	$-	$-	$91,975

Michael	2016	$56,837	$-	$-	$-	$-	$-	$-	$56,837
Cook, Director of Business Development (4)	2017	$20,000	$-	$-	$-	$-	$-	$-	$20,000

Justin Braune,	2016	$40,667	$-	$-	$-	$-	$-	$-	$40,667
Former Chief Executive Officer (5)	2017	$-	$-	$-	$-	$-	$-	$-	$-

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the years ended September 30, 2017 and 2016 in accordance with ASC 718, of stock option awards pursuant to the Equity Incentive Plan (as defined below). The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Assumptions used in the calculation of these amounts are included in the footnotes to VAPE’s audited financial statements furnished herewith. All issued and outstanding options were cancelled as of September 30, 2015.

(2)	As of September 30, 2017 and 2016, $175,881 and $56,381 of Mr. Viernes’ salary remained unpaid, respectively. On December 21, 2015, Mr. Viernes surrendered 30,000 shares of stock valued at $18,300 that were issued on March 12, 2015. All issued and outstanding options were cancelled as of September 30, 2015.

(3)	As of September 30, 2017 and 2016, $183,048 and $58,048 of Mr. Beaulieu’s salary remained unpaid, respectively. On December 21, 2015, Mr. Beaulieu surrendered 30,000 shares of stock valued at $18,300 that were issued on March 12, 2015. All issued and outstanding options were cancelled as of September 30, 2015.

(4)	As of September 30, 2017 and 2016, $103,742 and $43,742 of Mr. Cook’s salary remains unpaid. As of May 2015, Mr. Cook was removed as an officer and refocused as a Product Development Manager. All issued and outstanding options were cancelled as of September 30, 2015.

(5)	On June 20, 2016, Justin Braune submitted his resignation as Chief Executive Officer and a member of our Board of Directors. As of September 30, 2017 and 2016, $45,000, of Mr. Braune’s salary remains unpaid

Outstanding Equity Awards at Fiscal Year End

All issued and outstanding options were cancelled as of September 30, 2015.

Risk Management

The Board of Directors does not believe that Vape’s executive compensation program gives rise to any risks that are reasonably likely to have a material adverse effect on Vape.  Executive officers are compensated on a salary basis and have not been awarded any bonuses or other compensation in 2017 and 2016 that might encourage the taking of unnecessary or excessive risks that threaten the long-term value of Vape.

DIRECTOR COMPENSATION

There was no compensation of the directors of Vape for the years ended September 30, 2017 and 2016.

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

BENEFICIAL OWNERSHIP OF COMMON STOCK

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Benjamin Beaulieu(4)	-	*
Allan Viernes(5)	-	*
All Officers and Directors as a Group	-	*

Shares issued and outstanding as of November 1, 2018	1,000,000,000
Options issued to Officers and Directors	-
Shares of Preferred Stock issued to Officers and Directors	-
1,000,000,000

*	Indicates shareholdings of less than 1%

(1)	In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Vape’s Common Stock if he or she has voting or investment power with respect to such security. This includes shares (a) subject to options exercisable within sixty (60) days, and (b)(1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	Except as otherwise noted, the address of each person is c/o the Company at 5304 Derry Avenue, Suite C, CA 91301.

(3)	The percentage of class is calculated pursuant to Rule 13d-3(d) of the Exchange Act.

(4)	Mr. Beaulieu is the Chief Executive Officer of the Company.

(5)	Mr. Viernes is the Chief Financial Officer of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Related Party Note Payable

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013. This payable was converted into a note payable on December 7, 2013. The note payable bears interest of 6% per annum with a maturity date of December 1, 2016. As of September 30, 2017, there is $3,473 in accrued interest expense related to this note and the Company recorded $913 in interest expense related to this note during the year ended September 30, 2017.

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

The Series B Notes accrue interest at eight percent (8%) per annum, mature one (1) year from issuance and are secured by all of the assets and property of the Company. Upon the election of the note holder, the Series B Notes are convertible into newly created Series B Preferred Stock on a one-for-one (1:1) basis into shares of common stock of the Company at a fixed price per share of $0.01.

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

On May 24, 2017, Iliad Research and Trading purchased $100,000 of the Series B convertible note payable for $125,000 with the reserve to convert into common stock at 58% of the lowest trading price of the previous thirteen (13) days. During the year ended September 30, 2017, $126,826 of the note and accrued interest were converted into 87,302,137 shares of common stock. See Note 4 for the principal, accrued interest, and interest expense related to the convertible note payable.

During the year ended September 30, 2017, the Company recorded $15,700 of interest expense related to the Series B Notes. As of September 30, 2017, $200,000 of the Series B Notes along with $56,302 of accrued interest are outstanding. The Board of Directors authorized the designation of the Series B Preferred Stock pursuant to the authority of the Certificate of Incorporation, which confers said authority on the Board, and the issuance of the Series B Notes pursuant to a unanimous written consent of the Board dated December 10, 2015. The value ascribed to the Series B Notes were based on the fixed conversion price of the instruments into common stock and such no beneficial conversion feature was recorded.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Vape incurred audit and review fees of $39,000 and $75,000 for the periods ended September 30, 2017 and 2016 to dbbmckennon.

Audit Related Fees

As of September 30, 2017 and 2016, Vape has not paid any fees associated with audit related services to dbbmckennon, or any other accounting firm.

Tax Fees

During the years ended September 30, 2017 and 2016, Vape paid no amounts for tax services.

All Other Fees

As of September 30, 2017 and 2016, Vape has not paid any fees associated with non-audit services to dbbmckennon, or any other accounting firm.

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

VAPE HOLDINGS, INC.

Date: November 15, 2018	By:	/s/ Benjamin Beaulieu
Benjamin Beaulieu
Chief Executive Officer

Date: November 15, 2018	By:	/s/ Allan Viernes
Allan Viernes
Chief Financial Officer

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date

/s/ Benjamin Beaulieu	Chief Executive Officer and Chairman, Director	November 15, 2018
Benjamin Beaulieu	(Principal Executive Officer)

/s/ Allan Viernes	Chief Financial Officer, Director	November 15, 2018
Allan Viernes	(Principal Financial and Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

VAPE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Vape Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Vape Holdings, Inc. and subsidiaries (collectively, the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016, and the results of their operations and their cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully explained in Note 2 to the consolidated financial statements, the Company has incurred losses and has a working capital deficit as of September 30, 2017.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these factors are also described on Note 2.   The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

/s/ dbbmckennon
Newport Beach, California
November 15, 2018

Vape Holdings, Inc.

Consolidated Balance Sheets

	September 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash	$5,360	$-
Accounts receivable, net	-	2,010
Inventory	-	18,254
Other current assets	3,297	8,219
Total current assets	8,657	28,483

TOTAL ASSETS	$8,657	$28,483

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$397,999	$473,654
Accrued expenses	1,060,023	555,994
Related party convertible notes payable	200,000	300,000
Convertible notes payable, net of unamortized discounts of $88,449 and $119,680, respectively	642,001	537,291
Related party notes payable	15,000	15,000
Settlement liability	100,000	422,000
Derivative liabilities	1,405,728	2,755,544
Total current liabilities	3,820,751	5,059,483

Long term liabilities:
Convertible notes payable, long-term, net of unamortized discounts of $0	-	41,121

Total liabilities	3,820,751	5,100,604

Commitments and contingencies

Stockholders’ deficit:
Series A Convertible Preferred stock, $0.00001 par value - 90,000,000 authorized; 500,000 outstanding at September 30, 2017 and 2016	-	-
Series B Convertible Preferred stock, $0.00001 par value - 10,000,000 authorized; 0 outstanding at September 30, 2017 and 2016	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000 shares; 867,887,137 issued at September 30, 2017, 866,861,512 outstanding at September 30, 2017 and 589,422,978 issued at September 30, 2016, 588,397,353 outstanding at September 30, 2016	8,668	5,883
Additional paid-in capital	32,903,267	30,319,265
Treasury stock, 1,025,625 shares at September 30, 2017 and 2016	(372,601)	(372,601)
Accumulated deficit	(36,351,428)	(35,024,668)
Total stockholders’ deficit	(3,812,094)	(5,072,121)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,657	$28,483

See notes to consolidated financial statements.

Vape Holdings, Inc.

ConsoliDated Statements of Operations

	For the Year Ended September 30,
	2017	2016

Revenue	$128,696	$890,514

Cost of revenue	100,033	1,112,168

Gross profit	28,663	(221,654)

Operating expenses:
Sales and marketing [A]	88,202	375,807
Research and development	-	47,648
General and administrative [B]	515,173	1,028,736
Impairment of intangible assets	-	123,150
Total operating expenses	603,375	1,575,341

Operating loss	(574,712)	(1,796,995)

Other income (expense):
Interest expense	(549,860)	(1,945,231)
Interest expense - related party	(16,612)	(18,624)
Loss from effects of derivative liabilities	(185,576)	(2,507,067)
Gain on settlements , net	-	175,769
Total other income (expense), net	(752,048)	(4,295,153)

Loss before provision for income taxes	(1,326,760)	(6,092,148)

Provision for income taxes	-	1,800

Net loss	$(1,326,760)	$(6,093,948)

Net loss available to common shareholders:
Loss per common share - basic	$(0.00)	$(0.02)
Loss per common share - diluted	$(0.00)	$(0.02)

Weighted average shares - basic	685,124,688	380,654,922
Weighted average shares - diluted	685,124,688	380,654,922

[A]	Stock-based compensation was $0 and $34,800 for the years ended September 30, 2017 and 2016, respectively.

[B]	Stock-based compensation was $0 and $32,889 for the years ended September 30, 2017 and 2016, respectively.

 See notes to consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit
Balance at September 30, 2015 (Restated)	500,000	$-	-	$-	19,205,896	$192	$25,814,829	$(28,930,720)	$(367,531)	$(3,483,230)
Conversion of notes payable and accrued interest	-	-	-	-	562,444,952	5,624	4,336,036	-	-	4,341,660
Conversion of unpaid wages	-	-	-	-	4,138,888	41	95,667	-	-	95,708
Common stock issued for services	-	-	-	-	1,442,617	14	31,675	-	-	31,689
Common stock issued for bonuses	-	-	-	-	1,500,000	15	35,985	-	-	36,000
Surrender of common stock	-	-	-	-	(335,000)	(3)	5,073	-	(5,070)	-
Net loss	-	-	-	-	-	-	-	(6,093,948)	-	(6,093,948)
Balance at September 30, 2016	500,000	-	-	-	588,397,353	5,883	30,319,265	(35,024,668)	(372,601)	(5,072,121)
Conversion of notes payable and accrued interest	-	-	-	-	245,764,159	2,458	822,568	-	-	825,026
Stock issued for settlement liability	-	-	-	-	32,700,000	327	150,673	-	-	151,000
Discount on convertible note payable	-	-	-	-	-	-	1,610,761	-	-	1,610,761
Net loss	-	-	-	-	-	-	-	(1,326,760)	-	(1,326,760)
Balance at September 30, 2017	500,000	$-	-	$-	866,861,512	$8,668	$32,903,267	$(36,351,428)	$(372,601)	$(3,812,094)

See notes to consolidated financial statements.

Vape Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,326,760)	$(6,093,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on intangible assets	-	123,150
Depreciation	-	161,427
Accretion of debt discounts	515,404	1,752,743
Loss from effects of derivative liabilities	185,576	2,507,067
Gain on settlements, net	-	(175,769)
Common stock issued for services	-	67,689
Other	-	(223,798)
Changes in operating assets and liabilities:
Accounts receivable	2,010	70,391
Inventory	18,254	240,762
Other assets	4,922	32,460
Accounts payable	(75,655)	357,716
Accrued expenses	408,109	672,556
Net cash used in operating activities	(268,140)	(507,554)

Cash flows from investing activities:
Capital expenditures	-	(43,100)
Net cash used in investing activities	-	(43,100)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes payable	273,500	312,150
Net proceeds from issuances of related party convertible notes payable	-	50,000
Repayments on convertible notes payable	-	(85,400)
Net cash provided by financing activities	273,500	276,750

Net change in cash	5,360	(273,904)
Cash, beginning of period	-	273,904
Cash, end of period	$5,360	$-

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$800

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest	$825,026	$4,341,660
Stock issued for settlement liability	$151,000	$-
Discount on convertible note payable	$1,610,761	$-

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

See Note 5 for discussion of HIVE activity and litigation.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued liabilities, and notes payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at September 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$5,360	$-	$-	$5,360
Total assets measured at fair value	$5,360	$-	$-	$5,360

Liabilities
Derivative instruments	$-	$1,405,728	$-	$1,405,728
Total liabilities measured at fair value	$-	$1,405,728	$-	$1,405,728

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$-	$-	$-	$-
Total assets measured at fair value	$-	$-	$-	$-

Liabilities
Derivative instruments	$-	$2,755,544	$-	$2,755,544
Total liabilities measured at fair value	$-	$2,755,544	$-	$2,755,544

CONCENTRATION

Credit Risk

At times, the Company maintains cash balances at a financial institution in excess of the FDIC insurance limit. In addition, at we extend credit to customers in the normal course of business, after we evaluate the credit worthiness. The Company does not expect to take any unnecessary credit risks causing significant write-offs of potentially uncollectible accounts.

Customers

There were no customer concentrations during the years ended September 30, 2017 and 2016.

Suppliers

All purchases were from one (1) supplier during the years ended September 30, 2017 and 2016.

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

Long-lived assets, such as fixed assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. During the years ended September 30, 2017 and 2016, the Company recorded impairments on $0 and $123,150 of its trademarks, respectively, as its expected cash flows did not exceed its carrying amounts and none towards its trademarks as its expected future cash flows are in excess of their carrying amounts.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and that have alternative future uses, both in research and development, marketing or sales, will be classified as fixed assets and depreciated over their estimated useful lives. To date, research and development costs include the research and development expenses related to prototypes of the Company’s products. During the years ended September 30, 2017 and 2016, research and development costs were $0 and $47,648, respectively.

CONVERTIBLE DEBT AND EMBEDDED DERIVATIVES

The Company accounts for embedded conversion features (“ECF”s) in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate ECFs in convertible notes from their host instruments and to account for them as free standing derivative financial instruments.

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815. The conversion features did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815 since the conversion prices are adjustable based on the passage of time or certain events that are out of the Company’s control, including certain events of default. These convertible instruments have no explicit limit on the number of shares that the holder can convert into. When these ECF’s exist, we report the ECF as a derivative liability, at fair value under ASC 815 “Derivatives and Hedging”. The excess of fair value of the embedded conversion feature, together with the original issue discounts and issue costs over the face value of the debt, is recorded as an immediate charge in the accompanying statements of operations and cash flows. Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations. The discounts are accreted over the term of the debt, which is generally nine months after the notes become convertible, using the effective interest method. We accounted for the ECFs in all of our convertible notes as derivative liabilities during the years presented.

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

The following is a summary of outstanding securities that would have been included in the calculation of diluted shares outstanding since the exercise prices did not exceed the average market value of the Company’s common stock had the Company generated net income for the years ended September 30, 2017 and 2016:

	For the Year Ended	For the Year Ended
	September 30,	September 30,
	2017	2016
Series A Preferred stock	500,000	500,000
Convertible notes	131,612,863	878,368,698
	132,112,863	878,868,698

The Company does not have sufficient shares to accommodate the series A preferred stock and convertible notes, thus, the amounts reflected above are those that bring total to the amount authorized of one billion. If all holders were to convert, the Company would have outstanding shares in excess of two billion as of September 30, 2017.

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

RISKS AND UNCERTAINTIES

The Company has issued several convertible notes which are generally convertible after 180 days. The notes have conversion features that adjustable over time or in the event of certain events of default, many of which are out of the control of the Company’s management. The adjustment provisions do not explicitly limit the number of shares the notes are convertible into. Each of the Company’s convertible note holders is entitled to a “share reserve” per their agreements with the Company which entitle them to reserve a certain allotment of common stock out of the authorized but unissued common stock of the Company for future conversions of their notes. The Company is further obligated under the agreements to increase the Company’s authorized share count to accommodate for a sufficient amount of share reserves. Due to the declining market price of the Company’s common stock, the note holders have reserve claims in excess of the common stock authorized at this time. The inability of the Company to meet its share reserve obligations may be considered a technical violation of their agreements with the note holders. The Company’s ability to issue common stock other than those presently allocated to note holders is restricted during this time, since we have lost the ability to increase the share reserves due to the significantly increased outstanding held by convertible note holders and a shareholder vote is required to increase the authorized amount of shares the Company may issue. Further, the combination of limited capital and depleted share reserves have severely damaged the Company’s ability to fund operations or enable us to seek mergers or acquisitions. Also, see Note 2 Going Concern below.

NOTE 2. GOING CONCERN

VAPE’s consolidated financial statements reflect a net loss of $1,326,760 during the year ended September 30, 2017. As of September 30, 2017, we had $5,360 of cash, a working capital deficit of $3,812,094, and an accumulated deficit of $36,351,428. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for the new operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding. VAPE’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern. See Note 9 for subsequent events regarding financing activities.

NOTE 3. ACCRUED EXPENSES

The following is a summary of accrued expenses as of September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Accrued interest	$303,766	$183,390
Accrued interest - related party	59,774	43,162
Accrued wages and taxes	692,124	324,086
Other	4,359	5,356
	$1,060,023	$555,994

As of September 30, 2017, $25,000 for Kyle Tracey, $16,667 for Joe Andreae, $63,742 for Mike Cook, $206,381 for Allan Viernes, $208,048 for Benjamin Beaulieu, $51,333 for Alex Viernes and $65,000 for Justin Braune are recorded in accrued wages.

NOTE 4. CONVERTIBLE NOTES PAYABLE

At September 30, 2017, convertible notes payable consisted of the following:

Counterparty	Principal Amount	Unamortized Discount	Carrying Value	Accrued Interest	Derivative Liability	Interest Expense
GHS Investments	$281,284	$25,949	$255,335	$240,341	$590,552	$180,356
Typenex	449,166	62,500	386,666	63,425	815,176	369,504
	$730,450	$88,449	$642,001	$303,766	$1,405,728	$549,860

During the year ended September 30, 2017, Typenex acquired the Adar Bays, JMJ, and Odyssey Research convertible notes payable.

At September 30, 2016, convertible notes payable consisted of the following:

Counterparty	Principal Amount	Unamortized Discount	Carrying Value	Accrued Interest	Derivative Liability	Interest Expense
GHS Investments	$248,926	$88,075	$160,852	$135,174	$1,255,774	$1,323,000
Adar Bays	187,500	-	187,500	25,042	610,117	153,174
JMJ Financial	171,666	16,605	155,060	23,174	578,288	211,790
Union	-	-	-	-	-	90,909
LG Capital	-	-	-	-	-	91,017
Odyssey Research	90,000	15,000	75,000	-	311,365	75,341
	$698,092	$119,680	$578,412	$183,390	$2,755,544	$1,945,231

Redwood

On February 10, 2015, the Company issued an unsecured convertible promissory note in the principal amount of $2,000,000 less an OID of $182,000 and transaction expenses of $10,000 for a total purchase price of $1,808,000. The stated rate interest on the note was 10%, per annum and a default rate 22%, per annum. In 2015, the Company received $800,000 under the note with an original issue discount of $148,600 and transaction costs for net proceeds of $651,395.  The note was ultimately convertible into common stock at a discount of 55 % to the lowest trading price during the prior 15 days from the date of notice to convert, since certain events of default occurred. There was no explicit limit on the number of shares that the note is convertible into. During the year ended September 30, 2016, the note holder converted $498,150 of principal and accrued interest into 82,775,494 shares.

On February 23, 2016, the note was assigned to GHS Investments (“GHS”), and $36,038 was added to the principal balance and immediately charged to interest expense. The assigned note balance and accrued interest of $93,614 was fully converted into 77,722,625 shares during the year ended September 30, 2016.

Convertible Note Financings – August 2015

In 2015, the Company entered into a series of convertible note financings with an aggregate face value of $646,000 for net proceeds of $541,000. The stated rates of interest on the notes range from 8% to 12%, per annum; one note had a one-time charge of 12% on principal. The notes were subject to default rates of interest of up to 22%, per annum. In the event of default, the principal and accrued interest increased 150%. The notes were convertible into common stock based on a discount of 48% of lowest traded price due to events of default. There was no explicit limit on the number of shares that the note is convertible into.

 On March 7, 2016, an August 5, 2015 note with a face value of $112,000, together with accrued interest of $7,806 was assigned to GHS for a total of $119,706. Since the notes were not repaid at 180 days at a premium, the notes were convertible into common stock based on a discount of 45% of the lowest trading price over prior 20 days trading. The assigned note balance and accrued interest of $121,400 was fully converted into 48,223,268 shares during the year ended September 30, 2016.

On March 21, 2016, an August 5, 2015 note with a face value of $105,000, together with accrued interest, was assigned to GHS for a total of $125,000.   In the event the notes were not repaid at 180 days at a premium, the notes become convertible into common stock based on a discount of 45% of the lowest trading price over prior 20 days trading, subject to an additional 10% discount in certain events. In the event of default, the note increased 150% of the principal and accrued interest. During the years ended September 30, 2017 and 2016, the assigned note balance and accrued interest of $70,795 and $102,742, respectively, were converted into 36,398,894 and 144,242,185 shares, respectively.

See Note 6 for two notes (Union and LG Capital) that resulted in settlements and are included in Settlement Liabilities in the accompanying balance sheet at September 30, 2016 aggregating $322,000.

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

Upon issuance of the note, the Company recorded the note as a derivative liability at fair value of $144,127, a derivative discount of $61,600, and the excess in fair value of $82,527 to loss from effects of derivatives during the year ended September 30, 2016. On November 1, 2017, the note, together with an August 5, 2015 note held by the same investor and accrued interest, was assigned to Typenex for a total of $128,100. During the years ended September 30, 2017 and 2016, no amounts of this note were converted into shares of common stock.

GHS Convertible Note

On April 19, 2016, the Company entered into convertible note financing transaction in the principal amount of $193,765, less fees and costs. The convertible note bears interest at the stated rate of 10%, per annum, subject to a default rate of 22%, per annum., and is convertible into common stock of the Company at any time after 180 days from issuance of the note at a conversion price per share equal to 55% of the lowest trading price in the 20 trading days immediately preceding the applicable conversion date. The conversion rate will decrease to 45% or 50% from 55% in certain conditions of default. The Company had the option to prepay the convertible note in the first 180 days from closing subject to a prepayment penalty of 150% of principal plus interest. The maturity date of the convertible note was January 19, 2017.

The Company recorded the prepayment penalty of $91,011 as a discount to the convertible note and fully amortized it to interest expense during the year ended September 30, 2016. Due to default, the principal and accrued interest increased by 150%, and the Company recorded $99,556 to interest expense during the year ended September 30, 2017. As of September 30, 2017, the entire amount was included within unpaid principal and accrued interest.

Upon issuance of the note, the Company recorded the note as a derivative liability at fair value of $566,977, a discount of $176,150, and the excess in fair value of the embedded conversion feature of $390,827 to loss from effects of derivatives during the year ended September 30, 2016. During the years ended September 30, 2017 and 2016, no amounts of this note were converted into shares of common stock.

Odyssey Investment

On December 10, 2015, an investor purchased $90,000 in common stock at a purchase price equal to 90% of the average of the closing prices of the common stock for the three (3) trading days immediately preceding the date that is six (6) months from the date of the agreement. As of June 7, 2016, the Company entered into an agreement for proceeds of $90,000 to be recorded as a convertible note payable with a conversion feature of 55% of the lowest trading price for the prior twenty (20) days. The Company recorded the ECF in the note as a derivative liability at estimated fair value of $118,722, a derivative discount of $90,000, and the excess in fair value of $28,722 to loss from effects of derivatives during the year ended September 30, 2016.

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

The investment from Typenex was scheduled to occur in a series of sixteen (16) tranches, represented each by a separate Secured Investor Promissory Note (the “Tranche Notes”) in varying amounts. The first Tranche Note of $40,000 was memorialized in Secured Promissory Note #1, the funding of which occurred on or immediately after the execution of the Typenex Agreement; net proceeds of $235,500 were received during the year ended September 30, 2017. As a result of the funding, the Company recorded a loss from effects of derivative liabilities of $374,665 during the year ended September 30, 2017. The Company recorded a derivative discount of $235,500 against the convertible note payable. The remaining discount will be amortized to interest expense during the year ended September 30, 2018.

Each Tranche Note, or any part of it, is convertible into common stock of the Company. The Conversion Price is as described in the Typenex Agreement and is based on at least a 45% discount, and up to 55% discount based on events of default, to the trading price during the prior 20 days of notice of intent to convert by the holder into the Company’s common stock.

As a part of the Typenex Agreement, the Company agreed to use its best efforts to cause its authorized but unissued stock to be increased in order for the Company to create a reserve sufficient to meet its conversion obligations under the Typenex Note. The Company is in the process of taking steps in order to increase its authorized but unissued stock to meet its obligations of approximately 450,000,000 shares as of September 30, 2017. The Company is in default and accrued interest at the default rate of twenty-two percent (22%) per annum. Due to default, the principal and accrued interest increased by 115%. As a result of these default events, the Company recorded $118,187 to interest expense during the year ended September 30, 2017. As of September 30, 2017, the entire amount was included within unpaid principal and accrued interest.

During the years ended September 30, 2017 and 2016, Typenex converted original and assigned notes totaling $126,826 and $265,860, respectively, of principal and accrued interest into 87,302,137 and 72,136,082 shares of common stock, respectively.

Securities Purchase Agreement with GHS Investments, LLC

On October 28, 2016, the Company closed a Securities Purchase Agreement (the “GHS Purchase Agreement”) with GHS. Pursuant to the GHS Purchase Agreement, GHS agreed to purchase and the Company agreed to sell up to $1,105,000 of convertible securities, in the form of a Convertible Promissory Note (the “GHS Note”), at an interest rate of ten percent (10%) per annum. The GHS Note included a ten percent (10%) original issuance discount (i.e., $100,000) and a $5,000 initial transaction fee, as defined in the GHS Purchase Agreement. Upon the closing of the GHS Purchase Agreement, GHS funded $40,000 to the Company (the “Initial Tranche”). Within 15 days of certain conditions being met, an additional $40,000 shall be disbursed by GHS to the Company, in its sole discretion (“Second Tranche”). Within 30 days from the Second Tranche’s issuance, so long as there are no defaults under the GHS Note, GHS in its discretion may fund an additional $50,000 to the Company every 30 days (“Subsequent Tranches”) until $1,000,000 has been funded to the Company. During the year ended September 30, 2017, GHS provided net proceeds of $38,000. As a result of the funding, the Company recorded a loss from effects of derivative liabilities of $363,010 during the year ended September 30, 2017. The Company recorded a derivative discount of $38,000 against the convertible note payable and amortized the entire amount to interest expense during the year ended September 30, 2017.

The principal sum and corresponding interest due to GHS shall be prorated based on the consideration actually paid by GHS to the Company in accordance with the GHS Purchase Agreement.

Each Tranche Note, or any part of it, is convertible into common stock of the Company. The Conversion Price is as described in the GHS Purchase Agreement and is based on at least a 45% discount, and up to 55% discount based on events of default, to the lowest trading price during the prior 20 days of notice of intent to convert by the holder into the Company’s common stock.

As a part of the GHS Purchase Agreement, the Company agreed to use its best efforts to cause its authorized but unissued stock to be increased in order for the Company to create a reserve sufficient to meet its conversion obligations of approximately. The Company is in default and accrued interest at the default rate of twenty-two percent (20%) per annum.

There is no guarantee that GHS will fund the remainder of the Subsequent Tranches and in fact it is within GHS’s sole and absolute discretion whether it ultimately funds the Subsequent Tranches. Should GHS decide it won’t fund the Subsequent Tranches, the Company’s operating results will suffer and its ability to remain a going concern will be jeopardized.

During the years ended September 30, 2017 and 2016, GHS converted original and assigned notes totaling $214,846 and $549,583, respectively, of principal and accrued interest into 158,462,022 and 394,470,363 shares of common stock, respectively.

The following weighted average variables were used in the Black Scholes model for all the derivative liabilities as of September 30, 2017 and 2016:

Balance Sheet Date	Stock Price at Valuation Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
September 30, 2017	$0.002	-%	$0.001	1.47%	118%	0.5
September 30, 2016	$0.004	-%	$0.001	0.45%	298%	0.5

NOTE 5. RELATED PARTY DEBT

Related Party Note Payable

The Company had outstanding accounts payable balance to a related party (shareholder of the Company) in the amount of $15,000 as of September 30, 2013. This payable was converted into a note payable on December 7, 2013. The note payable bears interest of 6% per annum with a maturity date of December 1, 2016. As of September 30, 2017, there is $3,473 in accrued interest expense related to this note and the Company recorded $913 in interest expense related to this note during the years ended September 30, 2017 and 2016.

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

On May 24, 2017, Iliad Research and Trading purchased $100,000 of the Series B convertible note payable for $125,000 with the reserve to convert into common stock at 58% of the lowest trading price of the previous thirteen (13) days. During the year ended September 30, 2017, $126,826 of the note and accrued interest were converted into 87,302,137 shares of common stock. As a result of the purchase, the Company recorded a loss from effects of derivative liabilities of $93,325 during the year ended September 30, 2017. The Company recorded a derivative discount of $125,000 against the convertible note payable and amortized the entire amount to interest expense during the year ended September 30, 2017.

During the year ended September 30, 2017, the Company recorded $15,700 of interest expense related to the Series B Notes. As of September 30, 2017, $200,000 of the Series B Notes along with $56,302 of accrued interest are outstanding. The Board of Directors authorized the designation of the Series B Preferred Stock pursuant to the authority of the Certificate of Incorporation, which confers said authority on the Board, and the issuance of the Series B Notes pursuant to a unanimous written consent of the Board dated December 10, 2015. The value ascribed to the Series B Notes were based on the fixed conversion price of the instruments into common stock and such no beneficial conversion feature was recorded.

Subsequent to the year ended September 30, 2017, on April 28, 2018, subsequent to the period covered by this filing, the Company received a Notice of Default from Hive Ceramics and Kyle Tracey (the “Notice”) with respect to the Company’s breach of the Settlement Agreement and Release, dated as of April 28, 2017. The breaches consist of failure to pay $234,000 owed under the Tracey Note and failure to pay the $7,000 monthly payment obligations set forth in the Settlement Agreement, and $216,222 owed for failure to repay the Hive Note. The Company has not been able to resolve the defaults set forth in the Notice and Hive/Tracey have been informed the Company will hand over possession of the Hive Assets when arrangements can be made. Concurrently, the Company has proposed to enter into a Sales Representative Agreement whereby the Company may continue to sell Hive products for a period of 12 months on a non-exclusive basis in exchange for a commission on net sales. The HIVE/Tracey Settlement Agreement and Release documents are qualified in their entirety by reference to the full text of the agreements, copies of which were filed on Company’s Current Report on Form 8-K May 3, 2017 as Exhibit 10.1.

Legal Fees

During the year ended September 30, 2017, the Company’s law firm waived fees of $122,000, which has been included as a reduction of general and administrative expenses. The law firm was a former shareholder of the Company.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Settlement LiabilitIES

On or about December 1, 2016, LG Capital Funding, LLC (“LG Capital”) obtained a judgment in the amount of $151,000. On or about December 10, 2016, the Company learned that LG Capital had placed a judgment lien on the Company’s operating account. The effect of the lien was that the Company’s operating account was frozen for an amount twice the judgment, or approximately $300,000. As a result, during the year ended September 30, 2016, the Company recorded a settlement liability of $151,000. In or around December 2016 and continuing into early January 2017, GHS and LG Capital negotiated a transaction whereby GHS purchased the rights to the LG Capital Convertible Promissory Note and/or the right to collect on the LG Capital judgment. On or about January 10, 2017, GHS and the Company entered into a Convertible Promissory Note in the amount of $161,000 which represented that amount paid by GHS to LG Capital. On January 25, 2017, the Company issued 32,700,000 shares of common stock in satisfaction of the debt.

On February 22, 2016, a convertible promissory note holder, Union Capital, LLC (“Union”), filed suit against the Company in the United States District Court for the Southern District of New York claiming breach of contract and conversion and seeking specific performance, permanent injunction, and damages arising from the Company’s rejection of certain conversion notices submitted by Union. The Company and Union settled this matter in July 2017 without further court proceedings for $170,000.  On or about July 21, 2017, GHS purchased the settlement amount from Union, and entered into a Convertible Promissory Note with the Company in the amount of $170,000, which represented that amount paid by GHS to Union. During the year ended September 30, 2017, $144,051 of the note and accrued interest were converted into 122,063,128 shares of common stock. As a result of the purchase, the Company recorded a loss from effects of derivative liabilities of $221,260 during the year ended September 30, 2017. The Company recorded a derivative discount of $170,000 against the convertible note payable and amortized $144,051 to interest expense during the year ended September 30, 2017, resulting in an unamortized discount of $25,949 as of September 30, 2017.

Justin Braune v. Vape Holdings, Inc. et.al.

On May 16, 2017, Justin Braune, the Company’s former Chief Executive Officer filed a civil lawsuit in Los Angeles County Superior Court against the Company, Allan Viernes and Ben Beaulieu claiming breach of Mr. Braune’s employment contract, including, but not limited to failure to pay wages including deferred salary and commissions, and wages upon separation of employment and seeking damages arising from the Company’s breach. The Company and Justin Braune subsequently settled this matter without further court proceedings. On September 25, 2017, the parties participated in a full-day mediation and agreed to settle and resolve all matters including the lawsuit. On December 6, 2017, the parties entered into a Settlement Agreement whereby, the Allan Viernes and Ben Beaulieu 1) shall pay the sum of $15,000 by December 8, 2017 and the Company shall, 2) $40,000 on or before December 31, 2018, and 3) a convertible promissory note in the amount of $100,000. The convertible note and/or any shares issued in connection shall have a buyout cash value of no less than 125% of the cash value. The Company recorded a provision for loss of approximately $100,000 during the year ended September 30, 2016, which remained recorded in settlement liabilities at both September 30, 2017 and 2016 year end.

See Note 5 for discussion of Kyle Tracey and HIVE activity and litigation.

NOTE 7. INCOME TAXES

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended September 30, 2017 and 2016:

	2017	2016
Current tax provision (benefit):
Federal	$-	$-
State	-	1,800
Total	-	1,800
Deferred tax provision (benefit)
Federal	(399,000)	(790,000)
State	-	-
Valuation allowance	399,000	790,000
Total	-	-
Total provision (benefit) for income taxes	$-	$1,800

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended September 30, 2017 and 2016:

	2017	2016
US federal statutory income tax rate	(34.0)%	(34.0)%
State tax – net of benefit	(6.0)%	(6.0)%
	(40.0)%	(40.0)%

Permanent differences:
Stock-based compensation	0.00%	0.03%
Amortization of debt discounts and non-cash interest	15.5%	12.1%
Non-deductible gains and losses	(5.6)%	12.2%
Increase in valuation allowance	30.1%	15.4%
Effective tax rate	-%	-%

The Company incurred certain non-cash transactions which are not includable or deductible for income tax reporting purposes, such the change in fair value of warrant liability, certain stock-based compensation and accretion of debt discounts.

The components of the Company’s deferred tax assets and (liabilities) for federal and state income taxes as of September 30, 2017 and 2016:

	As of September 30,
	2017	2016
Current deferred tax assets (liabilities):
Accrued expenses and other	$-	$-
Total current deferred tax assets	-	-
Non-current deferred tax assets and liabilities:
Property, plant and equipment	-	-
Net operating losses	1,856,000	1,457,000
Total non-current deferred tax assets	1,856,000	1,457,000
Valuation allowance	(1,856,000)	(1,457,000)
Total non-current deferred tax assets	-	-
Net deferred tax assets	$-	$-

During the years ended September 30, 2017 and 2016 the valuation allowance decreased and increased by $399,000 and $790,000, respectively. At September 30, 2017, the Company had approximately $4,643,000 of federal and state gross net operating losses allocated to continuing operations available. The net operating loss carry forwards, if not utilized, will begin to expire in 2034 for federal purposes and 2032 for state purposes.

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that some of the net deferred tax assets, specifically certain net operating losses, at September 30, 2017 will not be fully realizable. In addition, subsequent to year end significant shares were issued to shareholders in connection with the conversion of notes payable and a subscription for the purchase of common stock. In connection, with these issuances the Company determined that the historical NOLs have probably been impaired due to IRS Section 382 limitations. Due to the uncertainty surrounding realization of the remaining deferred tax assets, specifically the NOLs, the Company has provided a valuation allowance of $1,856,000 and $1,457,000 against its net deferred tax assets at September 30, 2017 and 2016, respectively. We will continue to monitor the recoverability of our net deferred tax assets.

As of September 30, 2017 and 2016, the Company had a California minimum state tax liability of $800 per entity or approximately $2,400.

The Company has not filed all United States Federal and State tax returns since 2014. The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years since the last ones that were filed are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board from 2014 on and currently does not have any ongoing tax examinations.

NOTE 8. STOCKHOLDERS’ DEFICIT

COMMON STOCK

On November 15, 2013, the Board and shareholders approved an increase in the authorized number of shares of common and preferred stock which may be issued by the Company to 1,000,000,000 shares and 100,000,000 shares, respectively.  On December 3, 2013, the certificate of amendment was filed with the Secretary of State of Delaware to reflect the increase in authorized.

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

The Company’s conversions of debt and accrued interest include derivative liabilities associated with the embedded conversion features.

NOTE 9. SUBSEQUENT EVENTS

HIVE

See Note 5 for discussion of Kyle Tracey and HIVE activity subsequent to year end.

Justin Braune

On April 4, 2018, Braune filed an Ex Parte Application for an Order to Enter Judgment Against the Company for breach of the Settlement Agreement for failure to pay under the terms of the Settlement Agreement, which the Court granted in favor of Braune. The Ex Parte Application was denied.

On May 23, 2018, Braune brought a different Ex Parte Application for Appointment of a Receiver. The hearing was held on May 23, 2018, during which the Company submitted papers opposing the appointment, and which ultimately resulted in the Court denying Braune’s application. The Ex Parte Application was denied. There is a motion to appoint receiver scheduled for November 13, 2018.

Common Stock Issued for Conversion of Debt

Subsequent to September 30, 2017, the Company issued 132,697,863 shares of common stock for conversion of $217,331 of notes payable and accrued interest. As of the date of this filing, the Company has 1,000,000,000 shares of common stock outstanding.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Vape Holdings, Inc., as amended, placed into effect on January 2, 2009, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-163290) filed with the SEC on November 23, 2009.
3.2	Amended and Restated By-laws of Vape Holdings, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-163290) filed with the SEC on November 23, 2009.
3.3	Certificate of Designation for Series A Preferred Stock, incorporated by reference to Exhibit 2.1(E) to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2014.
3.4	Certificate of Designation for Series B Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.1	Securities Purchase Agreement entered into by and between Vape Holdings, Inc. and Redwood Management, LLC dated February 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015.
10.2	Unsecured Convertible Promissory Note entered into by and between Vape Holdings, Inc. and Redwood Management, LLC dated February 10, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015.
10.3	Executive Employment Agreement by and between Vape Holdings, Inc. and Dr. Mark Scialdone, dated May 1, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015.
10.4	Form of Stock Surrender Agreement Stock, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
10.5	Form of Option Surrender Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
10.6	Share Exchange Agreement by and between Vape Holdings, Inc. and BetterChem Consulting, Inc., dated July 1, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2015.
10.7	Intellectual Property Rights Transfer Agreement by and between Vape Holdings, Inc. and BetterChem Consulting, Inc., dated July 1, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2015.
10.8	Form of Securities Purchase Agreement, dated August 5, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.9	Form of 8% Note, dated August 5, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.10	Form of Back End Note, dated August 5, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.11	Form of Collateralized Note, dated August 5, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.12	12% Note I, dated August 5, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.13	12% Note II, dated August 5, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015.
10.14	Securities Purchase Agreement, dated August 12, 2015, by and between Darling Capital LLC and the Company, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015.

E-1

Exhibit No.	Description of Exhibit
10.15	8% Convertible Promissory Note, dated August 12, 2015, by and between Darling Capital LLC and the Company, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015.
10.16	Amendment, Waiver and Modification Agreement, dated August 13, 2015, by and among the Company and Redwood Management, LLC including any designees or assignees thereto, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015.
10.17	Amendment to Unsecured Convertible Promissory Note, dated August 26, 2015, by and between Vape Holdings, Inc. and Typenex Co-Investment, LLC, incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended September 30, 2016 filed with SEC on March 7, 2018.
10.18	Form of Option Surrender Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2015.
10.19	Form of Stock Surrender Agreement Stock, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2015.
10.20	Secured Series B Preferred Stock Convertible Promissory Note by and between the Company and Hive Ceramics LLC, dated December 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.21	Amended and Restated Secured Series B Preferred Stock Convertible Promissory Note by and between the Company and Hive Ceramics LLC, dated December 10, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.22	Executive Employment Agreement, dated December 10, 2015, by and between the Company and Justin Braune, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.23	Consulting Agreement, dated December 10, 2015, by and between the Company and Kyle Tracey, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
10.24	Common Stock Purchase Agreement, dated December 10, 2015, by and between Vape Holdings, Inc. and Odyssey Research and Trading, LLC. , incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended September 30, 2016 filed with SEC on March 7, 2018.
10.25	Forbearance Agreement, dated December 10, 2015, by and between Vape Holdings, Inc. and Typenex Co-Investment, LLC, incorporated by reference to Exhibit 10.25 to Form 10-K for the Company’s Annual Report filed with the SEC on May 20, 2016.
10.26	Share Exchange Unwind Agreement, dated January 12, 2015, by and among Vape Holdings, Inc., BetterChem Consulting, Inc. and Mark Scialdone, incorporated by reference to Exhibit 10.25 to Form 10-K for the Company’s Annual Report filed with the SEC on May 20, 2016.
10.27	Settlement Agreement and Release dated April 28, 2017, entered into by and between Vape Holdings, Inc., HIVE Ceramics, LLC, and Kyle Tracey, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the commission on May 3, 2017

E-2

Exhibit No.	Description of Exhibit
14.1	Code of Ethics, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
21.1	List of Subsidiaries of Vape Holdings, Inc., incorporated by reference to our Amendment No. 2 to Annual Report on Form 10-K filed with the SEC on May 24, 2016.
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 *
99.1	Audit Committee Charter, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
99.2	Compensation Committee Charter, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
99.3	Insider Trading Policy, dated May 11, 2015, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

E-3