Form 10-K/A
period 2017-09-30
Vape Holdings, Inc.
filed 2019-03-22
CIK 1455819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE ON AMENDMENT

This Amendment No. 1 to Form 10-K (“Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “2017 Form 10-K”) originally filed on November 15, 2018 (the “Original Filing”) by Vape Holdings, Inc. (“Vape,” the “Company,” “we,” or “us”).

On March 18, 2019, management of Vape Holdings, Inc. (the “Company”) concluded that the previously filed audited consolidated financial statements of the Company as of and for the year ended September 30, 2017 required restatement to account for the subsequent determination by management that certain note holders of the Company misstated amounts due and owing under their notes outstanding as of September 30, 2017 and which requires restatement to account for those debt obligations that were not properly provided or disclosed to us and our independent auditors,  and restatement of the Kyle Tracy Settlement Agreement, both of which  were material to our financial statements. As a result, we have amended the previous year ended September 30, 2017 in this Form 10-K to correctly account for the misstatements.

	As Previously Reported September 30, 2017	Change	As Restated September 30, 2017

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Account payable	$397,999	$(133,499)	$264,500
Accrued expenses	1,060,023	36,430	1,096,453
Related party convertible note payable, net	200,000	(112,500)	87,500
Convertible note payable, net	642,001	422,802	1,064,803
Related party derivative liabilities	-	258,422	258,422
Derivative liabilities	1,405,728	1,162,093	2,567,821

Total current liabilities	$3,820,751	$1,633,748	$5,454,499
Total liabilities	$3,820,751	$1,633,748	$5,454,499

Total stockholders’ deficit	$(3,812,094)	$(1,633,748)	$(5,445,842)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,657	$-	$8,657

General and administrative	$515,173	$(2,499)	$512,674
Interest expense	$(549,860)	$(273,839)	$(823,699)
Interest expense - related party	$(16,612)	$(193,959)	$(210,571)
Loss from the effects of derivative liabilities	$(185,576)	$(646,262)	$(831,838)
Net loss	$(1,326,760)	$(1,111,561)	$(2,438,321)

Net loss available to common shareholders:
Loss per common share - basic	$(0.00)		$(0.00)
Loss per common share - diluted	$(0.00)		$(0.00)

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

Tracey has asserted that Vape owes him, personally, approximately $200,000 which is represented by lines of credit obtained by various affiliates of HIVE, monies owed to IP licensees, as well as monies owed in royalties pursuant to a consulting agreement between Vape and Tracey. Kyle settled such amounts owed for a Convertible Promissory Note (the “Tracey Note”) in the principal amount of One Hundred Fifty Thousand Dollars ($150,000) with a term of one (1) year from the date of execution by Vape. There shall be no interest on the Tracey Note and the principal amount of the Tracey Note shall be convertible, at the option of Tracey, into common stock of Vape at $0.001 per share. Due to the immediate default of not making payments and having authorized shares available, the Company recorded the related party note payable of $150,000 and began accruing interest at 10% per year until the note is converted or paid off starting from April 28, 2017. In addition due to no authorized shares available to settle such liabilities, the Company recorded a derivative discount of $450,000 against the Hive and Tracey Notes, resulting in a loss on debt modification of $733,392 on the statement of operations during the year ended September 30, 2017. As of September 30, 2017, an unamortized discount of $262,500 remained. As of September 30, 2017, the related party derivative liability was $258,422.

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

For the Years Ended September 30, 2017 and 2016

Net Loss. For the years ended September 30, 2017 and 2016, net loss was $2,438,321 and $6,093,948, respectively. We expect to continue suffering losses for the foreseeable future.

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

General and Administrative. For the years ended September 30, 2017 and 2016, general and administrative expenses were $512,674 and $1,028,736, respectively. In 2017, general and administrative expenses included approximately $24,000 of insurance expense, $19,000 of office expense, $37,000 of accounting fees, and $430,000 of payroll expenses. In 2016, general and administrative expenses included approximately $45,000 of insurance expense, $46,000 of office expense, $463,000 of payroll expenses, $32,889 of stock compensation, $80,000 of accounting fees, and $210,000 of legal fees.

Interest Expense. For the years ended September 30, 2017 and 2016, interest expense was $823,699 and $1,945,231, respectively. There were significant increases in conversions into common stock in 2016 versus 2017, which resulted in full accretion of discounts to interest expense upon conversion.

Interest Expense - related party. For years ended September 30, 2017 and 2016, related party interest expense was $210,571 and $18,624, respectively. There were significant increases in accretion of derivative discounts in 2017 versus 2016.

Loss from Effects of Derivative Liabilities. For the years ended September 30, 2017 and 2016, the loss from effects of derivative liabilities was $831,838 and $2,507,067, respectively, due to the excess fair value of derivative discounts and fluctuations in the stock price versus the lowest traded prices during a period of time prior to notice of conversion.

Gain on Settlements. For years ended September 30, 2017 and 2016, the net gain on settlements was $0 and $175,769, respectively.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $5,360 and a working capital deficit of $5,445,842 as compared to cash of $0 and a working capital deficit of $5,031,000 as of September 30, 2016. We believe our current liquidity and securities purchase commitments are not sufficient and the Company requires immediate capital to assume any sort of normal operations, let alone new business initiatives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to raise additional capital to funds immediate operating needs, and ultimately, work the Company’s creditors to restructure the convertible notes, so we can raise growth capital to acquire new businesses. Our registered public accounting firm included an explanatory paragraph in their report regarding substantial doubt about the Company’s ability to continue as a going concern.

We had total liabilities of $5,454,499 as of September 30, 2017, including current liabilities of $264,500 of accounts payable, $1,096,453 of accrued expenses, $1,064,803 of convertible notes payable, net, $15,000 of related party notes payable, $87,500 of related party convertible notes payable, net, $2,567,821 of derivative liabilities, $258,422 of related party derivative liabilities, and $100,000 of settlement liability. We had total liabilities of $5,100,604 as of September 30, 2016, including current liabilities of $473,654 of accounts payable, $555,994 of accrued expenses, $537,291 of convertible notes payable, $15,000 of related party notes payable, $300,000 of related party convertible notes payable, $2,755,544 of derivative liabilities, $422,000 of settlement liability, and long-term liabilities of $41,121 of convertible notes payable. We must increase the authorized shares in order to convert out the remaining convertible notes and then reset the capital structure.

We used $268,140 of cash in operating activities during the year ended September 30, 2017, which was attributable to our net loss of $2,438,321, which was offset by a $831,838 loss from effects of derivative liabilities, $862,230 of accretion of debt discounts, and $476,113 of net cash provided by the change in operating assets and liabilities. We used $507,554 of cash in operating activities during the year ended September 30, 2016, which was attributable to our net loss of $6,093,948, which was offset by $123,150 impairment of intangibles, $161,427 of depreciation, $2,507,067 loss from effects of derivative liabilities, $175,769 gain on settlements, $1,752,743 of accretion of debt discounts, $67,689 of stock-based compensation, $223,798 of other, and $1,373,885 of net cash provided by the change in operating assets and liabilities.

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

(5)	On June 20, 2016, Justin Braune submitted his resignation as Chief Executive Officer and a member of our Board of Directors. As of September 30, 2017 and 2016, $65,000, of Mr. Braune’s salary remains unpaid

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

Tracey had asserted that Vape owes him, personally, approximately $200,000 which is represented by lines of credit obtained by various affiliates of HIVE, monies owed to IP licensees, as well as monies owed in royalties pursuant to a consulting agreement between Vape and Tracey. Kyle settled such amounts owed for a Convertible Promissory Note (the “Tracey Note”) in the principal amount of One Hundred Fifty Thousand Dollars ($150,000) with a term of one (1) year from the date of execution by Vape. There shall be no interest on the Tracey Note and the principal amount of the Tracey Note shall be convertible, at the option of Tracey, into common stock of Vape at $0.001 per share. Due to the immediate default of not making payments and having authorized shares available, the Company recorded the related party note payable of $150,000 and began accruing interest at 10% per year until the note is converted or paid off starting from April 28, 2017. In addition due to no authorized shares available to settle such liabilities, the Company recorded a derivative discount of $450,000 against the Hive and Tracey Notes, resulting in a loss on debt modification of $733,392 on the statement of operations during the year ended September 30, 2017. As of September 30, 2017, an unamortized discount of $262,500 remained. As of September 30, 2017, the related party derivative liability was $258,422.

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

During the year ended September 30, 2017, the Company recorded $22,158 of interest expense related to the Series B and Tracey Notes. As of September 30, 2017, $350,000 of the Series B and Tracey Notes along with $62,760 of accrued interest is outstanding. The Board of Directors authorized the designation of the Series B Preferred Stock pursuant to the authority of the Certificate of Incorporation, which confers said authority on the Board, and the issuance of the Series B Notes pursuant to a unanimous written consent of the Board dated December 10, 2015. The value ascribed to the Series B Notes were based on the fixed conversion price of the instruments into common stock and such no beneficial conversion feature was recorded.

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

VAPE HOLDINGS, INC.

Date: March 22, 2019	By:	/s/ Benjamin Beaulieu
Benjamin Beaulieu
Chief Executive Officer

Date: March 22, 2019	By:	/s/ Allan Viernes
Allan Viernes
Chief Financial Officer

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date

/s/ Benjamin Beaulieu	Chief Executive Officer and Chairman, Director	March 22, 2019
Benjamin Beaulieu	(Principal Executive Officer)

/s/ Allan Viernes	Chief Financial Officer, Director	March 22, 2019
Allan Viernes	(Principal Financial and Accounting Officer)

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

As discussed in Note 1 to the consolidated financial statements, the accompanying 2017 consolidated financial statements have been restated to correct misstatements.

/s/ dbbmckennon
Newport Beach, California
March 22, 2019

Vape Holdings, Inc.

Consolidated Balance Sheets

	September 30, 2017	September 30, 2016
ASSETS	(As Restated)
Current assets:
Cash	$5,360	$-
Accounts receivable, net	-	2,010
Inventory	-	18,254
Other current assets	3,297	8,219
Total current assets	8,657	28,483

TOTAL ASSETS	$8,657	$28,483

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$264,500	$473,654
Accrued expenses	1,096,453	555,994
Related party convertible notes payable, net of unamortized discount of $262,500 and $0, respectively	87,500	300,000
Convertible notes payable, net of unamortized discounts of $88,449 and $119,680, respectively	1,064,803	537,291
Related party notes payable	15,000	15,000
Settlement liability	100,000	422,000
Related party derivative liabilities	258,422	-
Derivative liabilities	2,567,821	2,755,544
Total current liabilities	5,454,499	5,059,483

Long term liabilities:
Convertible notes payable, long-term, net of unamortized discounts of $0	-	41,121

Total liabilities	5,454,499	5,100,604

Commitments and contingencies

Stockholders’ deficit:
Series A Convertible Preferred stock, $0.00001 par value - 90,000,000 authorized; 500,000 outstanding at September 30, 2017 and 2016	-	-
Series B Convertible Preferred stock, $0.00001 par value - 10,000,000 authorized; 0 outstanding at September 30, 2017 and 2016	-	-
Common stock, $0.00001 par value - authorized 1,000,000,000 shares; 867,887,137 issued at September 30, 2017, 866,861,512 outstanding at September 30, 2017 and 589,422,978 issued at September 30, 2016, 588,397,353 outstanding at September 30, 2016	8,668	5,883
Additional paid-in capital	32,381,080	30,319,265
Treasury stock, 1,025,625 shares at September 30, 2017 and 2016	(372,601)	(372,601)
Accumulated deficit	(37,462,989)	(35,024,668)
Total stockholders’ deficit	(5,445,842)	(5,072,121)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,657	$28,483

See notes to consolidated financial statements.

Vape Holdings, Inc.

ConsoliDated Statements of Operations

	For the Year Ended September 30,
	2017	2016
	(As Restated)
Revenue	$128,696	$890,514

Cost of revenue	100,033	1,112,168

Gross profit	28,663	(221,654)

Operating expenses:
Sales and marketing [A]	88,202	375,807
Research and development	-	47,648
General and administrative [B]	512,674	1,028,736
Impairment of intangible assets	-	123,150
Total operating expenses	600,876	1,575,341

Operating loss	(572,213)	(1,796,995)

Other income (expense):
Interest expense	(823,699)	(1,945,231)
Interest expense - related party	(210,571)	(18,624)
Loss from effects of derivative liabilities	(831,838)	(2,507,067)
Gain on settlements , net	-	175,769
Total other income (expense), net	(1,866,108)	(4,295,153)

Loss before provision for income taxes	(2,438,321)	(6,092,148)

Provision for income taxes	-	1,800

Net loss	$(2,438,321)	$(6,093,948)

Net loss available to common shareholders:
Loss per common share - basic	$(0.00)	$(0.02)
Loss per common share - diluted	$(0.00)	$(0.02)

Weighted average shares - basic	685,124,688	380,654,922
Weighted average shares - diluted	685,124,688	380,654,922

[A]	Stock-based compensation was $0 and $34,800 for the years ended September 30, 2017 and 2016, respectively.

[B]	Stock-based compensation was $0 and $32,889 for the years ended September 30, 2017 and 2016, respectively.

 See notes to consolidated financial statements.

VAPE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit
Balance at September 30, 2015	500,000	$-	-	$-	19,205,896	$192	$25,814,829	$(28,930,720)	$(367,531)	$(3,483,230)
Conversion of notes payable and accrued interest	-	-	-	-	562,444,952	5,624	4,336,036	-	-	4,341,660
Conversion of unpaid wages	-	-	-	-	4,138,888	41	95,667	-	-	95,708
Common stock issued for services	-	-	-	-	1,442,617	14	31,675	-	-	31,689
Common stock issued for bonuses	-	-	-	-	1,500,000	15	35,985	-	-	36,000
Surrender of common stock	-	-	-	-	(335,000)	(3)	5,073	-	(5,070)	-
Net loss	-	-	-	-	-	-	-	(6,093,948)	-	(6,093,948)
Balance at September 30, 2016	500,000	-	-	-	588,397,353	5,883	30,319,265	(35,024,668)	(372,601)	(5,072,121)
Conversion of notes payable, accrued interest, and derivative liabilities	-	-	-	-	278,464,159	2,785	2,061,815	-	-	2,064,600
Net loss	-	-	-	-	-	-	-	(2,438,321)	-	(2,438,321)
Balance at September 30, 2017 (As Restated)	500,000	$-	-	$-	866,861,512	$8,668	$32,381,080	$(37,462,989)	$(372,601)	$(5,445,842)

See notes to consolidated financial statements.

Vape Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2017	2016
	(As Restated)
Cash flows from operating activities:
Net loss	$(2,438,321)	$(6,093,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on intangible assets	-	123,150
Depreciation	-	161,427
Accretion of debt discounts	862,230	1,752,743
Loss from effects of derivative liabilities	831,838	2,507,067
Gain on settlements, net	-	(175,769)
Common stock issued for services	-	67,689
Other	-	(223,798)
Changes in operating assets and liabilities:
Accounts receivable	2,010	70,391
Inventory	18,254	240,762
Other assets	4,922	32,460
Accounts payable	(163,232)	357,716
Accrued expenses	614,159	672,556
Net cash used in operating activities	(268,140)	(507,554)

Cash flows from investing activities:
Capital expenditures	-	(43,100)
Net cash used in investing activities	-	(43,100)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes payable	273,500	312,150
Net proceeds from issuances of related party convertible notes payable	-	50,000
Repayments on convertible notes payable	-	(85,400)
Net cash provided by financing activities	273,500	276,750

Net change in cash	5,360	(273,904)
Cash, beginning of period	-	273,904
Cash, end of period	$5,360	$-

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$800

Non-cash investing and financing activities:
Conversion of notes payable, accrued interest, and derivative liabilities	$2,064,600	$4,341,660

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

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at September 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$5,360	$-	$-	$5,360
Total assets measured at fair value	$5,360	$-	$-	$5,360

Liabilities
Derivative instruments	$-	$2,826,243	$-	$2,826,243
Total liabilities measured at fair value	$-	$2,826,243	$-	$2,826,243

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$-	$-	$-	$-
Total assets measured at fair value	$-	$-	$-	$-

Liabilities
Derivative instruments	$-	$2,755,544	$-	$2,755,544
Total liabilities measured at fair value	$-	$2,755,544	$-	$2,755,544

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

The following is a summary of outstanding securities that would have been included in the calculation of diluted shares outstanding since the exercise prices did not exceed the average market value of the Company’s common stock had the Company generated net income for the years ended September 30, 2017 and 2016:

	For the Year Ended	For the Year Ended
	September 30,	September 30,
	2017	2016
Series A Preferred stock	500,000	500,000
Convertible notes	1,844,860,603	878,368,698
	1,845,360,603	878,868,698

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

AMENDMENT

On March 18, 2019, management of Vape Holdings, Inc. (the “Company”) concluded that the previously filed audited consolidated financial statements of the Company as of and for the year ended September 30, 2017 required restatement to account for the subsequent determination by management that certain note holders of the Company misstated amounts due and owing under their notes outstanding as of September 30, 2017 and which requires restatement to account for those debt obligations that were not properly provided or disclosed to us and our independent auditors,  and restatement of the Kyle Tracy Settlement Agreement, both of which  were material to our financial statements. As a result, we have amended the previous year ended September 30, 2017 in this Form 10-K to correctly account for the misstatements.

	As Previously Reported September 30, 2017	Change	As Restated September 30, 2017

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Account payable	$397,999	$(133,499)	$264,500
Accrued expenses	1,060,023	36,430	1,096,453
Related party convertible note payable, net	200,000	(112,500)	87,500
Convertible note payable, net	642,001	422,802	1,064,803
Related party derivative liabilities	-	258,422	258,422
Derivative liabilities	1,405,728	1,162,093	2,567,821

Total current liabilities	$3,820,751	$1,633,748	$5,454,499
Total liabilities	$3,820,751	$1,633,748	$5,454,499

Total stockholders’ deficit	$(3,812,094)	$(1,633,748)	$(5,445,842)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,657	$-	$8,657

General and administrative	$515,173	$(2,499)	$512,674
Interest expense	$(549,860)	$(273,839)	$(823,699)
Interest expense - related party	$(16,612)	$(193,959)	$(210,571)
Loss from the effects of derivative liabilities	$(185,576)	$(646,262)	$(831,838)
Net loss	$(1,326,760)	$(1,111,561)	$(2,438,321)

Net loss available to common shareholders:
Loss per common share - basic	$(0.00)		$(0.00)
Loss per common share - diluted	$(0.00)		$(0.00)

NOTE 2. GOING CONCERN

VAPE’s consolidated financial statements reflect a net loss of $2,438,321 during the year ended September 30, 2017. As of September 30, 2017, we had $5,360 of cash, a working capital deficit of $5,445,842, and an accumulated deficit of $37,462,989. In addition, the ongoing need to obtain financing to fund operations also raise substantial doubt about the ability of Vape to continue as a going concern. Management expects to obtain funding for the new operations for the foreseeable future; however, there are no assurances that the Company will obtain such funding. VAPE’s financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern. See Note 9 for subsequent events regarding financing activities.

NOTE 3. ACCRUED EXPENSES

The following is a summary of accrued expenses as of September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Accrued interest	$361,237	$183,390
Accrued interest - related party	66,232	43,162
Accrued wages and taxes	664,624	324,086
Other	4,360	5,356
	$1,096,453	$555,994

As of September 30, 2017, $16,667 for Joe Andreae, $63,742 for Mike Cook, $206,381 for Allan Viernes, $208,048 for Benjamin Beaulieu, $51,333 for Alex Viernes and $65,000 for Justin Braune are recorded in accrued wages.

NOTE 4. CONVERTIBLE NOTES PAYABLE

At September 30, 2017, convertible notes payable consisted of the following:

Counterparty	Principal Amount	Unamortized Discount	Carrying Value	Accrued Interest	Derivative Liability	Interest Expense
GHS Investments	$281,284	$25,949	$255,335	$238,875	$799,970	$491,495
JMJ Financial	113,364	-	113,364	14,735	158,616	8,165
Typenex	758,604	62,500	696,104	107,627	1,609,235	324,039
	$1,153,252	$88,449	$1,064,803	$361,237	$2,567,821	$823,699

During the year ended September 30, 2017, Typenex acquired the Adar Bays and Odyssey Research convertible notes payable.

At September 30, 2016, convertible notes payable consisted of the following:

Counterparty	Principal Amount	Unamortized Discount	Carrying Value	Accrued Interest	Derivative Liability	Interest Expense
GHS Investments	$248,926	$88,075	$160,851	$135,174	$1,255,774	$1,323,000
Adar Bays	187,500	-	187,500	25,042	610,117	153,174
JMJ Financial	171,666	16,605	155,061	23,174	578,288	211,790
Union	-	-	-	-	-	90,909
LG Capital	-	-	-	-	-	91,017
Odyssey Research	90,000	15,000	75,000	-	311,365	75,341
	$698,092	$119,680	$578,412	$183,390	$2,755,544	$1,945,231

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

The investment from Typenex was scheduled to occur in a series of sixteen (16) tranches, represented each by a separate Secured Investor Promissory Note (the “Tranche Notes”) in varying amounts. The first Tranche Note of $40,000 was memorialized in Secured Promissory Note #1, the funding of which occurred on or immediately after the execution of the Typenex Agreement; net proceeds of $235,500 were received during the year ended September 30, 2017. As a result of the funding, the Company recorded a loss from effects of derivative liabilities of $374,665 during the year ended September 30, 2017. The Company recorded a derivative discount of $235,500 against the convertible note payable and amortized $173,000 to interest expense during the year ended September 30, 2017, resulting in an unamortized discount of $62,500 as of September 30, 2017.

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

The following weighted average variables were used in the Black Scholes model for all the derivative liabilities as of September 30, 2017 and 2016:

Balance Sheet Date	Stock Price at Valuation Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
September 30, 2017	$0.002	-%	$0.001	1.20%	191%	1.0
September 30, 2016	$0.004	-%	$0.001	0.45%	298%	0.5

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

Tracey has asserted that Vape owes him, personally, approximately $200,000 which is represented by lines of credit obtained by various affiliates of HIVE, monies owed to IP licensees, as well as monies owed in royalties pursuant to a consulting agreement between Vape and Tracey. Kyle settled such amounts owed for a Convertible Promissory Note (the “Tracey Note”) in the principal amount of One Hundred Fifty Thousand Dollars ($150,000) with a term of one (1) year from the date of execution by Vape. There shall be no interest on the Tracey Note and the principal amount of the Tracey Note shall be convertible, at the option of Tracey, into common stock of Vape at $0.001 per share. Due to the immediate default of not making payments and having authorized shares available, the Company recorded the related party note payable of $150,000 and began accruing interest at 10% per year until the note is converted or paid off starting from April 28, 2017. In addition due to no authorized shares available to settle such liabilities, the Company recorded a derivative discount of $450,000 against the Hive and Tracey Notes, resulting in a loss on debt modification of $733,392 on the statement of operations during the year ended September 30, 2017. As of September 30, 2017, an unamortized discount of $262,500 remained. As of September 30, 2017, the related party derivative liability was $258,422.

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

During the year ended September 30, 2017, the Company recorded $22,158 of interest expense related to the Series B and Tracey Notes. As of September 30, 2017, $350,000 of the Series B and Tracey Notes along with $62,760 of accrued interest are outstanding. The Board of Directors authorized the designation of the Series B Preferred Stock pursuant to the authority of the Certificate of Incorporation, which confers said authority on the Board, and the issuance of the Series B Notes pursuant to a unanimous written consent of the Board dated December 10, 2015. The value ascribed to the Series B Notes were based on the fixed conversion price of the instruments into common stock and such no beneficial conversion feature was recorded.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Settlement LiabilitIES

On or about December 1, 2016, LG Capital Funding, LLC (“LG Capital”) obtained a judgment in the amount of $151,000. On or about December 10, 2016, the Company learned that LG Capital had placed a judgment lien on the Company’s operating account. The effect of the lien was that the Company’s operating account was frozen for an amount twice the judgment, or approximately $300,000. As a result, during the year ended September 30, 2016, the Company recorded a settlement liability of $151,000. In or around December 2016 and continuing into early January 2017, GHS and LG Capital negotiated a transaction whereby GHS purchased the rights to the LG Capital Convertible Promissory Note and/or the right to collect on the LG Capital judgment. On or about January 10, 2017, GHS and the Company entered into a Convertible Promissory Note in the amount of $161,000 which represented that amount paid by GHS to LG Capital. As a result of the transaction, the Company recorded a derivative discount of $161,000 and amortized the discount to interest expense, and a loss on debt modification of $263,374 during the year ended September 30, 2017. During the year ended September 30, 2017, $151,000 of the note and accrued interest were converted into 32,700,000 shares of common stock.

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

NOTE 7. INCOME TAXES

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended September 30, 2017 and 2016:

	2017	2016
Current tax provision (benefit):	(As Restated)
Federal	$-	$-
State	-	1,800
Total	-	1,800
Deferred tax provision (benefit)
Federal	(963,000)	(790,000)
State	-	-
Valuation allowance	963,000	790,000
Total	-	-
Total provision (benefit) for income taxes	$-	$1,800

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended September 30, 2017 and 2016:

	2017	2016
	(As Restated)
US federal statutory income tax rate	(34.0)%	(34.0)%
State tax – net of benefit	(6.0)%	(6.0)%
	(40.0)%	(40.0)%

Permanent differences:
Stock-based compensation	-%	0.03%
Amortization of debt discounts and non-cash interest	14.1%	12.1%
Non-deductible gains and losses	(13.7)%	12.2%
Increase in valuation allowance	39.6%	15.4%
Effective tax rate	-%	-%

The Company incurred certain non-cash transactions which are not includable or deductible for income tax reporting purposes, such the change in fair value of warrant liability, certain stock-based compensation and accretion of debt discounts.

The components of the Company’s deferred tax assets and (liabilities) for federal and state income taxes as of September 30, 2017 and 2016:

	As of September 30,
	2017	2016
Current deferred tax assets (liabilities):	(As Restated)
Accrued expenses and other	$-	$-
Total current deferred tax assets	-	-
Non-current deferred tax assets and liabilities:
Net operating losses	2,420,000	1,457,000
Total non-current deferred tax assets	2,420,000	1,457,000
Valuation allowance	(2,420,000)	(1,457,000)
Total non-current deferred tax assets	-	-
Net deferred tax assets	$-	$-

During the years ended September 30, 2017 and 2016 the valuation allowance increased by $173,000 and $414,000, respectively. At September 30, 2017, the Company had approximately $4,200,000 of federal and state gross net operating losses allocated to continuing operations available. The net operating loss carry forwards, if not utilized, will begin to expire in 2034 for federal purposes and 2032 for state purposes.

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that some of the net deferred tax assets, specifically certain net operating losses, at September 30, 2017 will not be fully realizable. In addition, subsequent to year end significant shares were issued to shareholders in connection with the conversion of notes payable and a subscription for the purchase of common stock. In connection, with these issuances the Company determined that the historical NOLs have probably been impaired due to IRS Section 382 limitations. Due to the uncertainty surrounding realization of the remaining deferred tax assets, specifically the NOLs, the Company has provided a valuation allowance of $2,420,000 and $1,457,000 against its net deferred tax assets at September 30, 2017 and 2016, respectively. We will continue to monitor the recoverability of our net deferred tax assets.

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